Form 10-Q
period 2017-03-31
Goldman Sachs Middle Market Lending Corp.
filed 2017-05-10
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55746

Goldman Sachs Middle Market Lending Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2506508
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)

Emerging growth company:  X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 10, 2017 was 5,168,443.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Amendment No.1 to our Registration Statement on Form 10, filed on March 17, 2017 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

(Unaudited)

March 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $64,500)	$64,732
Cash	84,842
Interest and dividends receivable from non-controlled/non-affiliated investments	257
Deferred financing costs	394
Deferred offering costs	927
Other assets	220

Total assets	$151,372

Liabilities

Debt	$58,500
Interest and other debt expense payable	137
Management fees payable	142
Incentive fees payable	35
Accrued offering costs	225
Accrued organization costs	52
Directors’ fees payable	115
Accrued expenses and other liabilities	410

Total liabilities	$59,616

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 4,777,490 shares issued and outstanding at March 31, 2017)	5
Paid-in capital in excess of par	92,926
Accumulated undistributed net investment income (loss)	(1,407)
Net unrealized appreciation (depreciation) on investments	232

TOTAL NET ASSETS	$91,756

TOTAL LIABILITIES AND NET ASSETS	$151,372

Net asset value per share	$19.21

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$357
Other income	2

Total investment income	$359

Expenses:
Interest and other debt expenses	$83
Management fees	345
Incentive fees	35
Organization expenses	459
Directors’ fees	346
Offering costs	260
Legal fees	107
Administration, custodian and transfer agent fees	103
Other professional fees	100
Other expenses	131

Total expenses	$1,969

Management fees waiver	$(203)

Net expenses	$1,766

NET INVESTMENT INCOME (LOSS)	$(1,407)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	232

Net realized and unrealized gains (losses)	$232

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,175)

Net investment income (loss) per share (basic and diluted)	$(0.94)
Earnings (loss) per share (basic and diluted)	$(0.79)
Weighted average shares outstanding	1,494,768

The accompanying notes are part of these unaudited consolidated financial statements

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(1,407)
Net realized gain (loss) on investments	–
Net change in unrealized appreciation (depreciation) on investments	232

Net increase (decrease) in net assets resulting from operations	$(1,175)

Capital transactions:
Issuance of common shares (4,777,490 shares)	$92,931

Net increase (decrease) in net assets resulting from capital transactions	$92,931

TOTAL INCREASE (DECREASE) IN NET ASSETS	$91,756

Net assets at beginning of period	$—

Net assets at end of period	$91,756

Accumulated undistributed net investment loss	$(1,407)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to March 31, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(1,175)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(64,491)
Net change in unrealized (appreciation) depreciation on investments	(232)
Amortization of premium and accretion of discount, net	(9)
Amortization of deferred financing costs	40
Amortization of deferred offering costs	260
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(257)
(Increase) decrease in other assets	(220)
Increase (decrease) in interest and other debt expenses payable	43
Increase (decrease) in management fees payable	142
Increase (decrease) in incentive fees payable	35
Increase (decrease) in accrued organization costs	52
Increase (decrease) in directors’ fees payable	115
Increase (decrease) in accrued expenses and other liabilities	410

Net cash provided by (used for) operating activities	$(65,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	$92,931
Offering costs paid	(962)
Financing costs paid	(340)
Borrowings on debt	58,500

Net cash provided by (used for) financing activities	$150,129

Net increase in cash	84,842
Cash, beginning of period	–

Cash, end of period	$84,842

Supplemental and non-cash financing activities
Accrued but unpaid financing costs	$94
Accrued but unpaid offering costs	$225

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 70.55% #

Corporate Debt – 69.14%

1st Lien/Senior Secured Debt – 16.77%
Netvoyage Corporation(+) (1)	Software	L + 9.50% (1.00% Floor)	03/24/2022	$7,316	$7,170	$7,170
Netvoyage Corporation(1) (2) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	610	(12)	(12)
Yasso, Inc.(+) (1)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	8,400	8,233	8,232

Total 1st Lien/Senior Secured Debt					15,391	15,390

1st Lien/Last-Out Unitranche (4) – 7.05%
myON, LLC(+) (1)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	6,600	6,471	6,468

Total 1st Lien/Last-Out Unitranche					6,471	6,468

2nd Lien/Senior Secured Debt – 45.32%
American Dental Partners, Inc.(++) (1)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	7,900	7,703	7,702
DuBois Chemicals, Inc.(++) (1)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	19,300	18,867	19,107
Worldwide Express Operations, LLC(++) (1)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	15,000	14,778	14,775

Total 2nd Lien/Senior Secured Debt					41,348	41,584

Total Corporate Debt					63,210	63,442

Portfolio Company	Industry			Shares	Cost	Fair Value

Common Stock – 1.41%
myON, LLC(1) (5)	Internet Software & Services			13,406	500	500
Yasso, Inc.(1) (5)	Food Products			790	790	790

Total Common Stock					1,290	1,290
TOTAL INVESTMENTS – 70.55%					$64,500	$64,732

OTHER ASSETS IN EXCESS OF LIABILITIES – 29.45%						$27,024

NET ASSETS – 100.00%						$91,756

#	Percentages are based on net assets.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2017 was 0.98%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2017 was 1.15%.
(1)

Represent co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(2)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date, that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(3)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(4)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(5)	Non-income producing security.

L – LIBOR

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Middle Market Lending LLC (“MMLC LLC”) was formed on June 13, 2016. Effective January 30, 2017, MMLC LLC converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. (the “Company”), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC. The Company commenced operations on January 11, 2017. On January 30, 2017, the Company’s initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member’s initial capital contribution to MMLC LLC was canceled. The Company has elected to be treated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2017.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company will seek to achieve this objective primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co. LLC, is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to Goldman Sachs Group, Inc. (“Group Inc.”), together with Goldman, Sachs & Co. LLC, Goldman Sachs International, GSAM and its other subsidiaries.

The Company is conducting an offering pursuant to which investors will make a capital commitment (a “Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company pursuant to which the investor will agree to purchase common stock for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice at least five business days prior to the required funding date (the “Drawdown Date”). The offering and sale of common stock will be exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

The Company has entered into an agreement with each of Goldman, Sachs & Co. LLC and Goldman Sachs International pursuant to which Goldman, Sachs & Co. LLC and Goldman Sachs International will assist the Company in conducting its private placement offering.

On December 29, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring shares of the common stock of the Company in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase units each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors (the “Board of Directors”) of the Company may extend the Final Closing Date by up to an additional six month period in its discretion.

The investment period commenced on the Initial Closing Date and will continue until the second anniversary of the Final Closing Date, provided that it may be extended by the Board of Directors, in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

The Company will continue to operate as a private reporting company, until the earlier of the following events, each referred to as an “Exit Event”: (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of the assets of the Company. If the Company has not consummated an Exit Event by the sixth anniversary of the Final Closing Date, the Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider the Company’s potential wind down and/or liquidation and dissolution.

An affiliate of the Investment Adviser, (the “Initial Member”), made a capital contribution to the Company of one hundred dollars on January 13, 2017 and served as the sole initial member of the Company. The Company cancelled the Initial Member’s interest in the Company on January 30, 2017, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase units (the “Initial Drawdown Date”).

The Company has formed wholly owned subsidiaries, which are structured as Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the period presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the period from January 11, 2017 (commencement of operations) to March 31, 2017, are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company did not earn any prepayment premiums or accelerated accretion of upfront loan origination fees and unamortized discounts.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by Goldman Sachs.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if the loans or debt securities have sufficient collateral value and is in the process of collection. As of March 31, 2017, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Investment Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Investment Adviser obtains these market quotations from independent pricing services or at the bid prices obtained from at least two brokers or dealers, if available; otherwise from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Board of Directors or Investment Adviser has a bona fide reason to believe any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

(1)

The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the portfolio investment;

(2)

The Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of the Investment Adviser and the portfolio companies as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of the Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, the Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

The Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2017, the Company held $84,842 in cash.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the date of valuation; and (ii) purchases and sales of investments and income and expense items denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statement of Operations.

The Company’s tax positions have been reviewed based on applicable statutes of limitation for tax assessments, which may vary by jurisdiction, and based on such review, the Company has concluded that no additional provision for income tax is required in the consolidated financial statements. The Company is subject to potential examination by certain taxing authorities in various jurisdictions. The Company’s tax positions are subject to ongoing interpretation of laws and regulations by taxing authorities.

The Company intends to elect to be treated as a RIC commencing with its taxable year ending December 31, 2017. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Company’s revolving credit facility (the “Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the Revolving Credit Facility. Deferred financing costs related to the Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, stockholders bore such costs. Stockholders making capital commitments after the Initial Drawdown Date will bear a pro rata portion of such costs at the time of their first investment in the Company.

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of shares, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations.

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management Agreement

The Company entered into an investment management agreement effective as of January 13, 2017 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of the average NAV of the Company (including un-invested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. Following the occurrence (if any) of a listing, average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter-end following such event, the Company’s gross assets as of such quarter-end) will be used instead of average NAV to calculate the Management Fee.

For the period from January 11, 2017 (commencement of operations) to March 31, 2017, Management Fees amounted to $345. The Investment Adviser has voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to March 31, 2017. As of March 31, 2017, net Management Fees payable amounted to $142.

Incentive Fee

Pursuant to the Investment Management Agreement, the Company pays to the Investment Adviser an incentive fee (the “Incentive Fee”) as follows:

The Incentive Fee will consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee will be based on the Company’s income and a portion will be based on the Company’s capital gains, each as described below.

i. Quarterly Incentive Fee Based on Income.

For the portion of the Incentive Fee based on income, the Company’s Investment Adviser is entitled to receive the Incentive Fee based on income from the Company if the Company’s Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to the Company’s NAV and does not take into account changes in the market price of the Company’s common stock (if any). The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Initial Drawdown Date) (in either case, the “Trailing Twelve Quarters”). However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

The “hurdle amount” for the Incentive Fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which shall include all issuances by the Company of shares of its common stock) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated. For the portion of the Incentive Fee based on income, the Company pays the Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”

The Incentive Fee based on income for each quarter is determined as follows:

•	No Incentive Fee based on income is payable to the Investment Adviser for any calendar quarter for which there is no Excess Income Amount;

•

100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% (or 2.1875% in the event of a listing) multiplied by the Company’s NAV at the beginning of each applicable calendar quarter included in the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and

•

15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

The amount of the Incentive Fee based on income that will be paid to the Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as described below, and will be subject to the limitations set forth in Section 205(b)(3) of the Advisers Act).

The Incentive Fee based on income that is paid to the Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Ordinary Income” means interest income, dividend income and any other income (including any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter minus our operating expenses accrued during the calendar quarter (including the Management Fee, administrative expenses and any interest expense and dividends paid on issued and outstanding preferred stock, but excluding the Incentive Fee).

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters.

If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Incentive Fee based on income to the Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to the Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an Incentive Fee based on income to the Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap. In certain limited circumstances, an Incentive Fee based on income will be payable to the Investment Adviser although the net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on the Company’s performance for the applicable quarter without taking into account the Trailing Twelve Quarters.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

ii. Annual Incentive Fee Based on Capital Gains.

The portion of Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year or, in the event of a listing, the date on which such event occurs. At the end of each calendar year (or the occurrence of a listing), the Company will pay the Investment Adviser an Incentive Fee equal to (A) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, in each case from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) until the end of such calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to the Investment Adviser from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) through the end of such calendar year or listing, as applicable. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

The Company accrues, but does not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under GAAP, the Company is required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, the Company considers the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then the Company records a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs). If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $35, for which none were realized.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as it determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions. The Administrator also serves as the Company’s custodian (the “Custodian”).

For the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $75, of which $75 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with Goldman, Sachs & Co. LLC pursuant to which Goldman, Sachs & Co. LLC, serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.12% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $28. As of March 31, 2017, $28 of Transfer Agent fees were payable.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Company’s Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the U.S. Securities and Exchange Commission (the “SEC”) granted GSAM, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), and the Company exemptive relief (“Exemptive Relief”) that will permit the Company to co-invest with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

Placement Agent Agreements

The Company has entered into an agreement with each of Goldman, Sachs & Co. LLC and Goldman Sachs International (each, a “Placement Agent” and together with various sub-placement agents, the “Placement Agents”) pursuant to which Goldman, Sachs & Co. LLC and Goldman Sachs International will assist the Company in conducting private placement offerings. Goldman, Sachs & Co. LLC and Goldman Sachs International have entered into or will enter into sub-placement agreements (together with the agreements with Goldman, Sachs & Co. LLC and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

4.	INVESTMENTS

As of March 31, 2017, the Company’s investments consisted of the following:

	March 31, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$15,391	$15,390
1st Lien/Last-Out Unitranche	6,471	6,468
2nd Lien/Senior Secured Debt	41,348	41,584
Common Stock	1,290	1,290
Total Investments	$64,500	$64,732

As of March 31, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	March 31, 2017
Chemicals	29.5%
Air Freight & Logistics	22.8
Food Products	13.9
Health Care Providers & Services	11.9
Software	11.1
Internet Software & Services	10.8
Total	100.0%

As of March 31, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2017
United States	100.0%
Total	100.0%

5.	FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available:

•     Transactions in similar instruments;

•     Discounted cash flow techniques;

•     Third party appraisals; and

•     Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including:

•     Current financial performance as compared to projected performance;

•     Capitalization rates and multiples; and

•     Market yields implied by transactions of similar or related assets.

As of March 31, 2017 there were no unobservable inputs developed by the Investment Adviser for any Level 3 assets.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$15,390	$15,390
1st Lien/Last-Out Unitranche	–	–	6,468	6,468
2nd Lien/Senior Secured Debt	–	–	41,584	41,584
Common Stock	–	–	1,290	1,290
Total assets	$–	$–	$64,732	$64,732

The following is a reconciliation of Level 3 assets for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

Level 3	Beginning Balance as of January 11, 2017 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2017
1st Lien/Senior Secured Debt	$–	$15,390	$–	$(1)	$–	$1	$–	$–	$15,390
1st Lien/Last-Out Unitranche	–	6,468	–	(3)	–	3	–	–	6,468
2nd Lien/Senior Secured Debt	–	41,343	–	236	–	5	–	–	41,584
Common Stock	–	1,290	–	–	–	–	–	–	1,290
Total assets	$–	$64,491	$–	$232	$–	$9	$–	$–	$64,732

(1)	Purchases may include PIK securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2017 totaled $232, consisting of the following: 1st Lien/Senior Secured Debt $(1), 1st Lien/Last-Out Unitranche $(3) and 2nd Lien/Senior Secured Debt $236.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017, the Company’s outstanding borrowings were $58,500 and the Company’s asset coverage ratio was 2.57 to 1.

Revolving Credit Facility

The Company entered into the Revolving Credit Facility on March 15, 2017 with HSBC Bank USA, National Association, as administrative agent (the “Administrative Agent”) and a lender. The maximum principal amount of the Revolving Credit Facility is $110,000 which is subject to availability under the “Borrowing Base.” The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates. The Company has the ability to increase the maximum principal amount of the Revolving Credit Facility up to $200,000 upon the agreement of the lender to an increased commitment and satisfaction of customary conditions.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing London Interbank Offered Rate (“LIBOR”) for one, two- or three- months or an Alternate Base Rate (the greater of (i) the prime rate of the Administrative Agent and (ii) the federal funds rate plus 2.00%) (“ABR”), plus, in each case, 1.80% per annum. The Company has the ability to elect either LIBOR or ABR at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions.

The Revolving Credit Facility will mature on September 15, 2017, subject to extension for an additional period no longer than six months with the consent of the Administrative Agent and the extending lenders, and certain other conditions. Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, the lenders can directly require stockholders to fund their capital commitments, but lenders cannot seek recourse against a stockholder in excess of such stockholder’s obligation to contribute capital to the Company.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants on the Company, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. The Company is in compliance with these covenants.

Costs of $434 were incurred in connection with obtaining the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of March 31, 2017, deferred financing costs were $394.

The summary information of the Revolving Credit Facility for the period from January 11, 2017 (commencement of operations) to March 31, 2017 is as follows:

For The Period From January 11, 2017 (commencement of operations) to March 31, 2017
Borrowing interest expense	$28
Facility fees	15
Amortization of financing costs	40
Total	$83
Weighted average interest rate	3.45%
Average outstanding balance *	$17,294

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	March 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$667,762	574,831	14%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of March 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Netvoyage Corporation	03/24/2022	$610	$(12)
Total 1st Lien/Senior Secured Debt		610	(12)
Total		$610	$(12)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses, and OIDs.
(3)

A negative fair value was reflected as investments, at fair value in the Consolidated Statement of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure of the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

8.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
Total capital drawdowns	4,777,490	$92,931

Distributions

As of March 31, 2017, no distributions had been declared or paid by the Company.

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

For the period From January 11, 2017 (commencement of operations) to March 31, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$(1,175)
Denominator for basic and diluted earnings per share - the weighted average shares outstanding	1,494,768
Basic and diluted earnings (loss) per share	$(0.79)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Per Share Data:(1)
NAV, beginning of period	$20.00
Net investment loss	(0.94)
Net realized and unrealized gains (losses)	0.15

Net increase (decrease) in net assets resulting from operations	(0.79)

Total increase (decrease) in net assets	(0.79)

NAV, end of period	$19.21

Shares outstanding, end of period	4,777,490
Weighted average shares outstanding	1,494,768
Total return based on NAV(2)	(3.95)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$91,756
Ratio of net expenses to average net assets(3)	16.93%
Ratio of total expenses (without incentive fees and interest and other debt expenses) to average net assets(3)	16.20%
Ratio of interest and other debt expenses to average net assets(3)	1.32%
Ratio of incentive fees to average net assets(3)	0.12%
Ratio of total expenses to average net assets(3)	17.64%
Ratio of net investment income to average net assets(3)	(11.21)%
Average debt outstanding(4)	$17,294
Average debt per share(5)	$11.56
Portfolio turnover	–%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(3)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(4)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the Revolving Credit Facility.
(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 10, 2017, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 390,953 shares of common stock for an aggregate offering price of approximately $7,500. The shares were issued April 27, 2017.

On April 12, 2017, the Company entered into the first amendment to its Revolving Credit Facility pursuant to which, among other things, the maximum committed principal amount of the Revolving Credit Facility was increased by $90,000 to $200,000.

On May 4, 2017, the Board of Directors declared a distribution of $0.43 per share payable on August 15, 2017 to stockholders of record as of June 15, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp., unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman, Sachs & Co LLC, GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated and expect to qualify annually as a registered investment company (“RIC”) under Subchapter M of Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through March 31, 2017, we originated $65.10 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market corporate credit obligations and related instruments; including other income-producing assets. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. The term “middle-market corporate credit obligations and related instruments” is used to refer to loans and other forms of extensions of credit to, or securities or other instruments that provide exposure to the credit of, public and private companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually (“middle-market companies”). We expect to invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act. In addition, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time. Investors will be notified at least 60 days prior to any change to our 80% investment policy described above.

We expect to directly or indirectly invest at least 70% of our total assets in middle-market companies domiciled in the United States. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act.

While our investment program is expected to focus primarily on debt investments, our investments may include equity features, such as a direct investment in the equity or convertible securities of a portfolio company or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with debt securities will generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the portfolio company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

For a discussion of the competitive landscape we face, please see “Risk Factors - We operate in a highly competitive market for investment opportunities” and “Business - Competitive Advantages” in Amendment No. 1 to our Registration Statement on Form 10, filed March 17, 2017.

KEY COMPONENTS OF OPERATIONS

Investments

We expect that our level of investment activity will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the U.S. Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our Investment Management Agreement and Administration Agreement (as defined below), including those relating to:

•	our operational and organizational expenses;

•

fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on investments and prospective investments;

•

interest, fees and other expenses payable on indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, if any, incurred by us;

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

•	the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering the Company as a broker or a dealer;

•	the fees and expenses of our Independent Directors;

•	the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;

•	costs of holding stockholders meetings;

•	listing fees, if any;

•

the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian;

•	insurance premiums; and

•

costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines. Costs relating to future offerings of securities would be incremental.

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). We have entered into a revolving credit facility (the “Revolving Credit Facility”) with HSBC Bank USA, National Association, as administrative agent (the “Administrative Agent”) and a lender allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (“Board of Directors”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2017, our portfolio consisted of the following:

	As of March 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$15.39	$15.39	23.8%
First Lien/Last-Out Unitranche	6.47	6.47	10.0
Second Lien/Senior Secured Debt	41.35	41.58	64.2
Common Stock	1.29	1.29	2.0

Total Investments	$64.50	$64.73	100.0%

As of March 31, 2017, the weighted average yield on our portfolio, at cost and fair value, was as follows:

	As of March 31, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%
First Lien/Last-Out Unitranche(2)	10.2%	10.2%
Second Lien/Senior Secured Debt(2)	9.9%	9.8%
Common Stock(3)	0.0%	0.0%
Total Portfolio	9.8%	9.7%

(1)	The weighted average yield of our portfolio does not represent the total return to our Stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2017:

As of March 31, 2017
Number of portfolio companies	6
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.4x
Weighted average interest coverage(3)	2.9x
Median EBITDA(3)	$59.85 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The weighted average net debt to EBITDA represents the weighted average ratio of our portfolio companies’ debt (net of cash), including all of our investment and the amount of debt senior to us, to our portfolio companies’ EBITDA. Weighted average net debt to EBITDA and median EBITDA have been calculated as a percentage of debt investments and income producing preferred stock investments, excluding collateral loans, preferred stock investments, and investments that are underwritten based on recurring revenue where net debt to EBITDA may not be the appropriate measure of credit risk. The weighted average interest coverage ratio (EBITDA to total interest expense) of our portfolio companies reflects our performing portfolio companies’ EBITDA as a multiple of interest expense and has been calculated as a percentage of performing debt investments and income producing preferred stock investments, excluding collateral loans, preferred stock investments, and investments that are underwritten based on recurring revenue where EBITDA may not be the appropriate measure of credit risk. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;

•	comparisons to our other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings or presentations by portfolio companies; and

•	review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g. at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments graded 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments graded 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

an investment grade of 4 indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of March 31, 2017:

	As of March 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
Grade 1	$–	–%
Grade 2	64.73	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$64.73	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2017:

	March 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	($ in millions)
Performing	$64.50	100.0%
Non-accrual	–	–

Total Investments	$64.50	100.0%

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the period from January 11, 2017 (commencement of operations) to March 31, 2017 by investment type:

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$16.00
First Lien/Last-Out Unitranche	6.47
Second Lien/Senior Secured Debt	41.34
Common Stock	1.29

Total	$65.10

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$–
First Lien/Last-Out Unitranche	–
Second Lien/Senior Secured Debt	–
Common Stock	–

Total	$–

Net increase (decrease) in portfolio	$65.10

Number of new investment commitments in new portfolio companies(2)	6
Total new investment commitment amount in new portfolio companies(2)	$65.10
Average new investment commitment amount in new portfolio companies(2)	$10.85
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	6.7
Number of new investment commitments in existing portfolio companies(2)	–
Total new investment commitment amount in existing portfolio companies(2)	$–
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)	0.0%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)	9.4%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.4%
Weighted average stated interest rate on investments sold or paid down	0.0%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.

RESULTS OF OPERATIONS

Our operating results for the period from January 11, 2017 (commencement of operations) to March 31, 2017 were as follows:

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Total investment income	$0.36

Total Expenses	(1.97)
Management fee waiver	0.20

Net expenses	(1.77)

Net investment income (loss) before excise taxes	(1.41)
Excise tax expense	–

Net investment income (loss) after excise taxes	(1.41)
Net unrealized appreciation (depreciation) on investments	0.23

Net increase in net assets resulting from operations	$(1.18)

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Interest	$0.36
Dividend income	–
Other income	–

Total investment income	$0.36

Investment income for the period from January 11, 2017 (commencement of operations) to March 31, 2017 is driven by our deployment of capital and increasing invested balance.

Expenses

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Interest and other debt expenses	$0.08
Management fees	0.34
Incentive fees	0.04
Organization expenses	0.46
Directors’ fees	0.35
Offering costs	0.26
Legal fees	0.11
Administration, custodian and transfer agent fees	0.10
Other professional fees	0.10
Other expenses	0.13

Total expenses	1.97
Management fees waiver	(0.20)

Net expenses	$1.77

Management fees before waivers for the period from January 11, 2017 (commencement of operations) to March 31, 2017 were driven by the increase in our net assets. For the period from January 11, 2017 (commencement of operations) to March 31, 2017, we accrued gross management fees before waivers of $0.34 million. Offsetting those fees, we received management fee waivers of $(0.20) million, which resulted in net management fees of $0.14 million. For the period from January 11, 2017 (commencement of operations) to March 31, 2017, we also accrued incentive fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) of $0.04 million, for which none were realized.

We have incurred expenses related to our formation, organization and continuous offering of our common stock. For the period from January 11, 2017 (commencement of operations) to March 31, 2017, we incurred organization costs of $0.46 million. For the period from January 11, 2017 (commencement of operations) to March 31, 2017, we accrued offering costs of $0.26 million.

Interest and other debt expenses for the period from January 11, 2017 (commencement of operations) to March 31, 2017 were $0.08 million, due to our entry into the Revolving Credit Facility.

In addition, our expenses for the period from January 11, 2017 (commencement of operations) to March 31, 2017 consisted of $0.21 million in professional fees, and $0.58 million of other general and administrative expenses.

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was as follows:

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Unrealized appreciation	$0.24
Unrealized depreciation	(0.01)

Net change in unrealized appreciation (depreciation) on investments	$0.23

The change in unrealized appreciation (depreciation) on investments for the period from period from January 11, 2017 (commencement of operations) to March 31, 2017 consisted of the following:

For the period from January 11, 2017 (commencement of operations) to March 31, 2017
($ in millions)
Portfolio Company:
Dubois Chemicals, Inc.	$0.24
Other, net	(0.01)

Total	$0.23

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of March 31, 2017 our asset coverage ratio was 2.57 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2017, we had cash of approximately $84.84 million. Cash used by operating activities for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was approximately $65.29 million, primarily driven by purchases of investments of $64.49 million, and decrease in net assets resulting from operations of $1.18 million, partially offset by proceeds from other operating activities of $0.38 million. Cash provided by financing activities for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was approximately $150.13 million, primarily driven by proceeds from the issuance of common stock of $92.93 million and borrowings on debt of $58.50 million, partially offset by other financing activities of $1.30 million.

We may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary.

An affiliate of our Investment Adviser (the “Initial Member”), made a capital contribution to us of $100 on January 13, 2017 and served as our sole initial member. We cancelled the Initial Member’s interest in the Company on January 30, 2017. On December 29, 2016 (the “Initial Closing Date”), we began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common stock in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase common stock each time we deliver a drawdown notice.

As of March 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$667.76	$574.83	13.92%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the period from January 11, 2017 (commencement of operations) to March 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
Total capital drawdowns	4,777,490	$92.93

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average net asset value and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on least 60 days’ written notice to the other party. Generally, either party may terminate the Administration Agreement without penalty upon at least 90 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$58.50	$58.50	$–	$–	$–

Revolving Credit Facility

We entered into the Revolving Credit Facility on March 15, 2017. Proceeds from the Revolving Credit Facility may be used for investments, expenses and general corporate purposes. The maximum principal amount of the Revolving Credit Facility was $110.00 million, subject to availability under the “Borrowing Base.” On April 12, 2017, we entered into the first amendment to our Revolving Credit Facility pursuant to which, among other things, the maximum committed principal amount of the Revolving Credit Facility was increased by $90 million to $200 million. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing London Interbank Offered Rate (“LIBOR”) for one, two- or three- months or an Alternate Base Rate (the greater of (i) the prime rate of the Administrative Agent and (ii) the federal funds rate plus 2.00%) (“ABR”), plus, in each case, 1.80% per annum. We have the ability to elect either LIBOR or ABR at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions.

The Revolving Credit Facility will mature on September 15, 2017, subject to extension for an additional period no longer than six (6) months with the consent of the Administrative Agent and the extending lenders, and certain other conditions. Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in us by investors are subject to certain restrictions and may trigger mandatory prepayment obligations.

The Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of our investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the Revolving Credit Facility, the lenders can directly require stockholders to fund their capital commitments, but lenders cannot seek recourse against a stockholder in excess of such stockholder’s obligation to contribute capital to us.

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. As of March 31, 2017 we were in compliance with these covenants.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017, we believe that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2017 our unfunded commitments to provide funds to portfolio companies are as follows:

As of March 31, 2017
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$0.61

Total	$0.61

As of March 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$667.76	$574.83	13.92%

RECENT DEVELOPMENTS

On April 10, 2017, we delivered a capital drawdown notice to certain of our investors relating to the sale of approximately 390,953 shares of our common stock for an aggregate offering price of approximately $7.5 million. The shares were issued April 27, 2017.

On April 12, 2017, we entered into the first amendment to our Revolving Credit Facility pursuant to which, among other things, the maximum committed principal amount of the Revolving Credit Facility was increased by $90 million to $200 million.

On May 4, 2017, our Board of Directors declared a distribution of $0.43 per share payable on August 15, 2017 to stockholders of record as of June 15, 2017.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. In addition to the discussion below, our critical accounting policies are further described in the notes to the consolidated financial statements.

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, at all times consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same—to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

ASC 820 establishes a hierarchal disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value. The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1—inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2—inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the financial instrument.

We expect that the majority of our investments will fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter, as described below:

(1)

Our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Investment Adviser responsible for the portfolio investment;

(2)

Our Board of Directors also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available, or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information provided by the investment professionals of our Investment Adviser as well as any market quotations obtained from independent pricing services, brokers, dealers or market dealers. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to our Board of Directors or the Audit Committee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

(4)	The Investment Management Division Valuation Committee ratifies fair valuations and makes recommendations to the Audit Committee of the Board of Directors;

(5)

The Audit Committee of our Board of Directors reviews valuation information provided by the Investment Management Division Valuation Committee, our Investment Adviser and the Independent Valuation Advisors. The Audit Committee then assesses such valuation recommendations; and

(6)

Our Board of Directors discusses the valuations and, within the meaning of the Investment Company Act, determines the fair value of our investments in good faith, based on the input of our Investment Adviser, the Independent Valuation Advisors and the Audit Committee.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of shares on dates occurring mid-quarter), it is determined by our Investment Adviser, acting under delegated authority from, and subject to the supervision of, our Board of Directors and in accordance with procedures adopted by our Board of Directors.

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments are recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

Fair value generally is based on quoted market prices, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments in securities are measured at fair value as determined by our Investment Adviser and/or by one or more independent third parties.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. For additional information, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report.

We may also invest in newly-issued debt securities that are sold by issuers with an OID to par value of 1% to 3%, although we do not expect OID securities to comprise a material portion of our portfolio. To the extent we purchase such new issues with OID, the discounts will be accreted over the life of the securities, as required under GAAP. Loan origination fees, OID and market discounts or premiums are capitalized, and we accrete or amortize such amounts into income over the life of the loan. We record contractual prepayment premiums on loans and debt securities as interest income.

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017. To qualify and maintain our status as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

To the extent our current taxable earnings for a year fall below the total amount of our distributions for that year, a portion of those distributions may be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders may be the original capital invested by the shareholder rather than our income or gains. Stockholders should read written disclosure carefully and should not assume that the source of any distribution is our ordinary income or gains.

Federal Income Taxes

As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2017, on a fair value basis, approximately 100.0 % of our performing debt investments bore interest at a floating rate and approximately 0.0 % of our performing debt investments bore interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	1.61	(1.65)	(0.04)
Up 200 basis points	1.07	(1.10)	(0.03)
Up 100 basis points	0.53	(0.55)	(0.02)
Up 75 basis points	0.40	(0.41)	(0.01)
Up 50 basis points	0.27	(0.28)	(0.01)
Up 25 basis points	0.13	(0.14)	(0.01)
Down 25 basis points	(0.05)	0.13	0.08
Down 50 basis points	(0.05)	0.27	0.22
Down 75 basis points	(0.05)	0.41	0.36
Down 100 basis points	(0.05)	0.54	0.49
Down 200 basis points	(0.05)	0.83	0.78
Down 300 basis points	(0.05)	1.11	1.06

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10 which was filed with the SEC on March 17, 2017. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares of our common stock issued and aggregate purchase price related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Share Issue Date	Shares Issued	Aggregate Purchase Price (in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
Total capital drawdowns	4,777,490	$92.93

Each of the above issuances and sales of the common shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common shares was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of shares sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common shares purchased by it for investment and not with a view to resale or distribution. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Goldman Sachs Middle Market Lending Corp.

Date: May 10, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 10, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

10.1

Investment Management Agreement, dated as of January 13, 2017, between the Company and Goldman Sachs Asset Management, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on March 17, 2017).

10.2

Administration Agreement, dated as of February 21, 2017, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on March 17, 2017).

10.3

Custodian Contract, dated as of February 23, 2017, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on March 17, 2017).

10.4

Revolving Credit Agreement, dated as of March 15, 2017, between the Company, as Borrower and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on March 17, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.