Form 10-Q
period 2017-06-30
Goldman Sachs Middle Market Lending Corp.
filed 2017-08-07
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 7, 2017 was 14,593,369.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statement of Assets and Liabilities as of June 30, 2017 (Unaudited)	4
	Consolidated Statements of Operations for the three months ended June 30, 2017 (Unaudited) and the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	5
	Consolidated Statement of Changes in Net Assets for the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	6
	Consolidated Statement of Cash Flows for the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	7
	Consolidated Schedule of Investments as of June 30, 2017 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	9
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	39
ITEM 4.	Controls and Procedures	40

PART II	OTHER INFORMATION	40
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	40
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41

SIGNATURES		42

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Amendment No.1 to our Registration Statement on Form 10, filed on March 17, 2017 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended;
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

(Unaudited)

June 30, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $160,865)	$161,113
Investments in affiliated money market fund (cost of $89,186)	89,186

Total investments, at fair value (cost of $250,051)	250,299
Cash	3,418
Interest and dividends receivable from non-controlled/non-affiliated investments	953
Deferred financing costs	308
Deferred offering costs	709
Other assets	147

Total assets	$255,834

Liabilities

Debt	$54,000
Interest and other debt expense payable	381
Management fees payable	539
Incentive fees payable	37
Distribution payable	2,222
Accrued offering costs	371
Accrued organization costs	52
Directors’ fees payable	124
Accrued expenses and other liabilities	754

Total liabilities	$58,480

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 10,371,423 shares issued and outstanding at June 30, 2017)	10
Paid-in capital in excess of par	198,261
Accumulated net realized gain(loss)	(1)
Accumulated undistributed net investment income (loss)	(1,164)
Net unrealized appreciation (depreciation) on investments	248

TOTAL NET ASSETS	$197,354

TOTAL LIABILITIES AND NET ASSETS	$255,834

Net asset value per share	$19.03

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$2,244	$2,601
Other income	28	30

Total investment income from non-controlled/non-affiliated investments	2,272	2,631
From non-controlled affiliated investments:
Dividend income	16	16

Total investment income from non-controlled affiliated investments	16	16

Total investment income	$2,288	$2,647

Expenses:
Interest and other debt expenses	$639	$722
Management fees	539	884
Incentive fees	2	37
Offering costs	365	625
Organization expenses	–	459
Directors’ fees	99	445
Professional fees	161	368
Administration, custodian and transfer agent fees	118	221
Other expenses	122	253

Total expenses	$2,045	$4,014

Management fees waiver	$–	$(203)

Net expenses	$2,045	$3,811

NET INVESTMENT INCOME (LOSS)	$243	$(1,164)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(1)	$(1)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	16	248

Net realized and unrealized gains (losses)	$15	$247

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$258	$(917)

Net investment income (loss) per share (basic and diluted)	$0.05	$(0.33)
Earnings (loss) per share (basic and diluted)	$0.05	$(0.26)
Weighted average shares outstanding	5,342,620	3,542,455
Distributions declared per share	$0.43	$0.43

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment loss	$(1,164)
Net realized gain (loss) on investments	(1)
Net change in unrealized appreciation (depreciation) on investments	248

Net increase (decrease) in net assets resulting from operations	$(917)

Distributions to stockholders from:
Return of Capital	$(2,222)

Total distributions to stockholders	$(2,222)

Capital transactions:
Issuance of common shares (10,371,423 shares)	$200,493

Net increase (decrease) in net assets resulting from capital transactions	$200,493

TOTAL INCREASE (DECREASE) IN NET ASSETS	$197,354

Net assets at beginning of period	$–

Net assets at end of period	$197,354

Accumulated undistributed net investment income (loss)	$(1,164)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to June 30, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(917)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(166,709)
Investments in affiliated money market fund, net	(89,186)
Proceeds from sales of investments and principal repayments	5,921
Net realized (gain) loss on investments	1
Net change in unrealized (appreciation) depreciation on investments	(248)
Amortization of premium and accretion of discount, net	(78)
Amortization of deferred financing costs	401
Amortization of deferred offering costs	625
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(953)
(Increase) decrease in other assets	(147)
Increase (decrease) in interest and other debt expenses payable	192
Increase (decrease) in management fees payable	539
Increase (decrease) in incentive fees payable	37
Increase (decrease) in accrued organization costs	52
Increase (decrease) in directors’ fees payable	124
Increase (decrease) in accrued expenses and other liabilities	754

Net cash provided by (used for) operating activities	$(249,592)

Cash flows from financing activities:
Proceeds from issuance of common stock	$200,493
Offering costs paid	(963)
Financing costs paid	(520)
Borrowings on debt	122,500
Repayments of debt	(68,500)

Net cash provided by (used for) financing activities	$253,010

Net increase (decrease) in cash	3,418
Cash, beginning of period	–

Cash, end of period	$3,418

Supplemental and non-cash financing activities
Interest expense paid	$66
Accrued but unpaid financing costs	$189
Accrued but unpaid offering costs	$371
Accrued but unpaid distributions	$2,222

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 81.64% #

Corporate Debt – 80.39%

1st Lien/Senior Secured Debt – 25.45%
Continuum Managed Services LLC(++) (1)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	$25,890	$25,185	$25,178
Continuum Managed Services LLC(1) (2) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	2,159	(59)	(59)
Continuum Managed Services LLC(1) (2) (3)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	2,000	(54)	(55)
Imperial Bag & Paper Co. LLC(+) (1)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	10,000	9,802	9,800
Netvoyage Corporation(+) (1)	Software	L + 9.50% (1.00% Floor)	03/24/2022	7,316	7,176	7,170
Netvoyage Corporation(1) (2) (3)	Software	L + 9.50% (1.00% Floor)	03/24/2022	610	(12)	(12)
Yasso, Inc.(++) (1)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	8,379	8,220	8,211

Total 1st Lien/Senior Secured Debt					50,258	50,233

1st Lien/Last-Out Unitranche (4) – 11.24%
myON, LLC(+) (1)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	6,600	6,476	6,468
Smarsh, Inc.(+) (1)	Software	L + 7.88% (1.00% Floor)	03/31/2021	16,000	15,720	15,720

Total 1st Lien/Last-Out Unitranche					22,196	22,188

2nd Lien/Senior Secured Debt – 43.70%
American Dental Partners, Inc.(++) (1)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	7,900	7,711	7,702
DuBois Chemicals, Inc.(+) (1)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	19,300	18,880	19,107
Market Track, LLC(+) (1)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	20,000	19,404	19,400
National Spine and Pain Centers, LLC(+) (1)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	17,400	16,883	16,878
PPC Industries Inc.(++) (1)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	8,370	8,288	8,370
Worldwide Express Operations, LLC.(++) (1)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	15,000	14,785	14,775

Total 2nd Lien/Senior Secured Debt					85,951	86,232

Total Corporate Debt					158,405	158,653

Portfolio Company	Industry			Shares	Cost	Fair Value

Common Stock – 1.25%
Continuum Managed Services LLC – Class A(1) (5)	IT Services			663	663	663
Continuum Managed Services LLC – Class B(1) (5)	IT Services			449,713	7	7
myON, LLC(1) (5)	Internet Software & Services			13,406	500	500
National Spine and Pain Centers, LLC(1) (5)	Health Care Providers & Services			500	500	500
Yasso, Inc.(1) (5)	Food Products			790	790	790

Total Common Stock					2,460	2,460

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 45.19% #
Goldman Sachs Financial Square Government Fund		0.86%(6)		89,185,552	$89,186	$89,186

Total Investments in Affiliated Money Market Fund					89,186	89,186

TOTAL INVESTMENTS – 126.83%					$250,051	$250,299

LIABILITIES IN EXCESS OF OTHER ASSETS – (26.83%)						$(52,945)

NET ASSETS – 100.00%						$197,354

#	Percentages are based on net assets.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.22%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.
(1)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

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

(4)	In addition to the interest earned based on the stated rate of this loan, the Company may be entitled to receive additional interest as a result of its arrangement with other lenders in a syndication.
(5)	Non-income producing security.
(6)	The rate shown is the annualized seven-day yield as of June 30, 2017.

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

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman, Sachs & Co. LLC, is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“Group Inc.”), together with Goldman, Sachs & Co. LLC, Goldman Sachs International, GSAM and its other subsidiaries.

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

On December 29, 2016 (the “Initial Closing Date”), the Company began accepting subscription agreements (“Subscription Agreements”) from investors acquiring shares of the common stock of the Company in the Company’s private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their capital commitment to purchase stock each time the Company delivers a drawdown notice. The final date on which the Company will accept Subscription Agreements will occur no later than twenty-four months following the Initial Closing Date (the “Final Closing Date”), provided that the board of directors (the “Board of Directors”) of the Company may extend the Final Closing Date by up to an additional six month period in its discretion.

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

An affiliate of the Investment Adviser, (the “Initial Member”), made a capital contribution to the Company of one hundred dollars on January 13, 2017 and served as the sole initial member of the Company. The Company cancelled the Initial Member’s interest in the Company on January 30, 2017, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase stock (the “Initial Drawdown Date”).

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

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company earned $0 and $0, respectively, in prepayment premiums and $0 and $0, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of June 30, 2017, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s Board of Directors within the meaning of the Investment Company Act.

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

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2017, the Company held $3,418 in cash.

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

Income Taxes

The Company recognizes tax positions in its consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company reports any interest expense related to income tax matters in income tax expense, and any income tax penalties under expenses in the Consolidated Statements of Operations.

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

For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, Management Fees amounted to $539 and $884, respectively.

The Investment Adviser has voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to June 30, 2017. As of June 30, 2017, net Management Fees payable amounted to $539.

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

•

100% of the Ordinary Income (as defined below), if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% (or 2.1875% in the event of a listing) multiplied by the Company’s NAV at the beginning of each applicable calendar quarter included in the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and

•

15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

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

For the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $2 and $37, respectively, for which none were realized.

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

For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $75 and $150, respectively. As of June 30, 2017, $150 remained payable.

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

For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $43 and $71, respectively. As of June 30, 2017, $43 remained payable.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the U.S. Securities and Exchange Commission (the “SEC”) permitting the Company to do so. On January 4, 2017, the SEC granted GSAM, Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and the Company exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team in the future, subject to certain terms and conditions in the Exemptive Relief. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

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

Affiliates

The Company’s investments in affiliates for the period from January 11, 2017 (commencement of operations) to June 30, 2017 were as follows:

	Fair Value as of January 11, 2017	Gross Additions(2)	Gross Reductions(3)	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2017	Dividend and Interest Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund(1)	$–	$139,377	$(50,191)	$–	$89,186	$16	$–
Total Non-Controlled Affiliates	$–	$139,377	$(50,191)	$–	$89,186	$16	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
(2)

Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

(3)

Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

4.	INVESTMENTS

As of June 30, 2017, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $89,186) consisted of the following:

	June 30, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$50,258	$50,233
1st Lien/Last-Out Unitranche	22,196	22,188
2nd Lien/Senior Secured Debt	85,951	86,232
Common Stock	2,460	2,460
Total Investments	$160,865	$161,113

As of June 30, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	June 30, 2017
IT Services	16.0%
Health Care Providers & Services	15.6
Software	14.2
Internet Catalog & Retail	12.0
Chemicals	11.8
Air Freight & Logistics	9.2
Distributors	6.1
Food Products	5.6
Containers & Packaging	5.2
Internet Software & Services	4.3
Total	100.0%

As of June 30, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2017
United States	100.0%
Total	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured	Discounted cash flows:
	$15,369	• Discount Rate	10.4% – 12.1% (11.2%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$6,468	• Discount Rate	4.6% – 8.3% (11.1%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$41,584	• Discount Rate	10.5% – 11.4% (11%)
Equity	Common Stock	Discounted cash flows:
	$1,290	• Discount Rate	11.1% – 12.6% (12%)
Comparable multiples:
		• EV/Revenue	2.2x – 7.7x (2.7x)
Comparable multiples:
		• EV/EBITDA(5)	5.7x – 16.3x (17.5x)

(1)

Included within Level 3 Assets of $161,113 is an amount of $96,402 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

(2)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(3)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(4)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$50,233	$50,233
1st Lien/Last-Out Unitranche	–	–	22,188	22,188
2nd Lien/Senior Secured Debt	–	–	86,232	86,232
Common Stock	–	–	2,460	2,460
Affiliated Money Market Fund	89,186	–	–	89,186
Total assets	$89,186	$–	$161,113	$250,299

The following is a reconciliation of Level 3 assets for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Level 3	Beginning Balance as of January 11, 2017 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2017
1st Lien/Senior Secured Debt	$–	$56,154	$(1)	$(25)	$(5,921)	$26	$–	$–	$50,233
1st Lien/Last-Out Unitranche	–	22,188	–	(8)	–	8	–	–	22,188
2nd Lien/Senior Secured Debt	–	85,907	–	281	–	44	–	–	86,232
Common Stock	–	2,460	–	–	–	–	–	–	2,460
Total assets	$–	$166,709	$(1)	$248	$(5,921)	$78	$–	$–	$161,113

(1)	Purchases may include PIK securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2017 totaled $248, consisting of the following: 1st Lien/Senior Secured Debt $(25), 1st Lien/Last-Out Unitranche $(8), 2nd Lien/Senior Secured Debt $281 and Common Stock $0.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017, the Company’s outstanding borrowings were $54,000 and the Company’s asset coverage ratio was 4.65 to 1.

Revolving Credit Facility

The Company entered into the Revolving Credit Facility on March 15, 2017 with HSBC Bank USA, National Association, as administrative agent (the “Administrative Agent”) and a lender.

On April 12, 2017, the Company amended the Revolving Credit Facility to, among other things:

•	Increase the maximum committed principal amount of the Revolving Credit Facility by $90,000 to $200,000.

The maximum principal amount of the Revolving Credit Facility is subject to availability under the “Borrowing Base”. The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates.

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

The Revolving Credit Facility will mature on September 15, 2017, subject to extension for an additional period no longer than six months with the consent of the Administrative Agent and the extending lenders, and certain other conditions. Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors are subject to certain restrictions under the Revolving Credit Facility and may trigger mandatory prepayment obligations.

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

Costs of $709 were incurred in connection with obtaining and amending the Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the Revolving Credit Facility using the straight-line method. As of June 30, 2017, deferred financing costs were $308.

The summary information of the Revolving Credit Facility for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017 is as follows:

	For the three months ended June 30, 2017	For The Period From January 11, 2017 (commencement of operations) to June 30, 2017
Borrowing interest expense	$124	$152
Facility fees	154	169
Amortization of financing costs	361	401
Total	$639	$722
Weighted average interest rate	3.12%	3.18%
Average outstanding balance	$15,989	$16,194	*

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	June 30, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$936,771	$736,278	21%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of June 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2017
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$2,159	$(59)
Continuum Managed Services LLC	06/08/2022	2,000	(55)
Netvoyage Corporation	03/24/2022	610	(12)
Total 1st Lien/Senior Secured Debt		4,769	(126)
Total		$4,769	$(126)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Net of capitalized fees, expenses and OID.
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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
Total capital drawdowns	10,371,423	$200,493

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017:

	For the three months ended June 30, 2017	For the period From January 11, 2017 (commencement of operations) to June 30, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$258	$(917)
Denominator for basic and diluted earnings per share - the weighted average shares outstanding	5,342,620	3,542,455
Basic and diluted earnings (loss) per share	$0.05	$(0.26)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company:

For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Per Share Data:(1)
NAV, beginning of period	$20.00
Net investment loss	(0.33)
Net realized and unrealized gains (losses) (2)	(0.21)

Net increase (decrease) in net assets resulting from operations	(0.54)

Distributions declared from return of capital(3)	(0.43)

Total increase (decrease) in net assets	(0.97)

NAV, end of period	$19.03

Shares outstanding, end of period	10,371,423
Weighted average shares outstanding	3,542,455
Total return based on NAV(4)	(2.68)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$197,354
Ratio of net expenses to average net assets(5)	9.85%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	7.81%
Ratio of interest and other debt expenses to average net assets(5)	2.28%
Ratio of incentive fees to average net assets(5)	0.05%
Ratio of total expenses to average net assets(5)	10.15%
Ratio of net investment income (loss) to average net assets(5)	(1.48)%
Average debt outstanding(6)	$16,194
Average debt per share(7)	$4.57
Portfolio turnover	8%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)

For the period from January 11, 2017 (commencement of operations) to June 30, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.

(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.

(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.

(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the Revolving Credit Facility.

(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 10, 2017, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 4,221,946 shares of common stock for an aggregate offering price of approximately $80,469. The shares were issued on July 27, 2017.

On August 3, 2017, the Board of Directors declared a distribution of $0.43 per share payable on October 31, 2017 to stockholders of record as of September 15, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp., unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman, Sachs & Co LLC, GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated and expect to qualify annually as a registered investment company (“RIC”) under Subchapter M of Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through June 30, 2017, we originated $172.66 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion earns a higher interest rate. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $89.19 million) consisted of the following:

	As of June 30, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$50.26	$50.23	31.2%
First Lien/Last-Out Unitranche	22.20	22.19	13.8
Second Lien/Senior Secured Debt	85.95	86.23	53.5
Common Stock	2.46	2.46	1.5

Total Investments	$160.87	$161.11	100.0%

As of June 30, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of June 30, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	10.3%
First Lien/Last-Out Unitranche(2)	9.9	9.9
Second Lien/Senior Secured Debt(2)	9.9	9.8
Common Stock(3)	0.0	0.0
Total Portfolio	9.9%	9.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our Stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a LIBOR floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2017:

As of June 30, 2017
Number of portfolio companies	12
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.8x
Weighted average interest coverage(3)	2.6x
Median EBITDA(3)	$60.3 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to the Company’s investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of the Company’s debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of the Company’s performing debt investments, excluding investments where EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on the Company’s debt investments, excluding investments where EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of June 30, 2017, investments where EBITDA may not be the appropriate measure of credit risk represented 34.3% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily London Interbank Offered Rate (“LIBOR”) plus a spread.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2017:

	As of June 30, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
Grade 1	$–	–%
Grade 2	161.11	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$161.11	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2017:

	June 30, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	($ in millions)
Performing	$160.87	100.0%
Non-accrual	–	–

Total Investments	$160.87	100.0%

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended June 30, 2017 by investment type:

For the three months ended June 30, 2017
($ in millions)
Amount of investments committed at cost(1):
First Lien/Senior Secured Debt	$46.10
First Lien/Last-Out Unitranche	15.72
Second Lien/Senior Secured Debt	44.56
Common Stock	1.17

Total	$107.55

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$7.10
First Lien/Last-Out Unitranche	–
Second Lien/Senior Secured Debt	–
Common Stock	–

Total	$7.10

Net increase (decrease) in portfolio	$100.45

Number of new investment commitments in new portfolio companies(2)	6
Total new investment commitment amount in new portfolio companies(2)	$107.55
Average new investment commitment amount in new portfolio companies(2)	$17.93
Weighted average remaining term for new investment commitments in new portfolio companies (in years)(2)(3)	6.4
Number of new investment commitments in existing portfolio companies(2)	–
Total new investment commitment amount in existing portfolio companies(2)	$–
Percentage of new debt investment commitments in new portfolio companies at floating interest rates(2)	100.0%
Percentage of new debt investment commitments in new portfolio companies at fixed interest rates(2)	0.0%
Weighted average stated interest rate of new investment commitments in new portfolio companies(2)(4)	9.5%
Weighted average spread over base rate of new floating rate investment commitments in new portfolio companies(2)	8.2%
Weighted average stated interest rate on investments sold or paid down(5)	10.0%

(1)	Net of capitalized fees, expenses and original issue discounts.
(2)	May include positions originated during the period but not held at the reporting date.
(3)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(4)

For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(5)

Computed based on the (a) annual stated interest rate on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) sold or paid down. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017 were as follows:

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Total investment income	$2.29	$2.65

Total Expenses	(2.05)	(4.01)
Management fee waiver	–	0.20

Net expenses	(2.05)	(3.81)

Net investment income (loss) after excise taxes	0.24	(1.16)
Net unrealized appreciation (depreciation) on investments	0.02	0.25

Net increase in net assets resulting from operations	$0.26	$(0.91)

Net increase in net assets resulting from operations after tax can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Interest	$2.24	$2.60
Dividend income	0.02	0.02
Other income	0.03	0.03

Total investment income	$2.29	$2.65

Investment income for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017 is driven by our deployment of capital and increasing invested balance.

Expenses

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Interest and other debt expenses	$0.64	$0.72
Management fees	0.54	0.88
Incentive fees	–	0.04
Offering costs	0.37	0.63
Organization expenses	–	0.46
Directors’ fees	0.10	0.45
Professional fees	0.16	0.37
Administration, custodian and transfer agent fees	0.12	0.22
Other expenses	0.12	0.24

Total expenses	2.05	4.01
Management fees waiver	–	(0.20)

Net expenses	$2.05	$3.81

For the three months ended June 30, 2017, we accrued management fees of $0.54 million, expenses related to the continuous offering of our common stock of $0.37 million, and interest and other debt expenses due to our Revolving Credit Facility of $0.64 million. In addition, our expenses consisted of $0.16 in professional fees, and $0.34 of other general administrative expenses.

For the period from January 11, 2017 (commencement of operations) to June 30, 2017, we accrued incentive fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) of $0.04 million, for which none were realized. In addition, our expense consisted of interest and other debt expenses due to our Revolving Credit Facility of $0.72, $0.37 in professional fees, and $0.91 of other general administrative expenses.

Management fees before waivers for the period from January 11, 2017 (commencement of operations) to June 30, 2017 were $0.88 million. Offsetting those fees, we received management fee waivers of $(0.20) million in the period from January 11, 2017 (commencement of operations) to March 31, 2017, which resulted in net management fees of $0.68 million.

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies—Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended June 30, 2017 and the period from January 11, 2017 (commencement of operations) to June 30, 2017 was as follows:

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Unrealized appreciation	$0.08	$0.31
Unrealized depreciation	(0.06)	(0.06)

Net change in unrealized appreciation (depreciation) on investments	$0.02	$0.25

The change in unrealized appreciation (depreciation) on investments for the three months ended June 30, 2017 and the period from period from January 11, 2017 (commencement of operations) to June 30, 2017 consisted of the following:

	For the three months ended June 30, 2017	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Portfolio Company:
American Dental Partners, Inc.	$(0.01)	$(0.01)
Continuum Managed Services LLC	(0.01)	(0.01)
DuBois Chemicals, Inc.	(0.01)	0.23
Imperial Bag & Paper Co. LLC	–	–
Market Track, LLC	–	–
myON, LLC	–	(0.01)
National Spine and Pain Centers, LLC	–	–
Netvoyage Corportation	(0.01)	(0.01)
PPC Industries Inc.	0.08	0.08
Worldwide Express Operations, LLC.	(0.01)	(0.01)
Yasso, Inc.	(0.01)	(0.01)

Total	$0.02	$0.25

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our Revolving Credit Facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. In accordance with applicable SEC staff guidance and interpretations, as a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of June 30, 2017 our asset coverage ratio was 4.65 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2017, we had cash of approximately $3.42 million. In addition, as of June 30, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $89.19 million. Cash used by operating activities for the period from January 11, 2017 (commencement of operations) to June 30, 2017 was approximately $249.59 million, primarily driven by net purchases of investments of $160.79 million, net purchase of investments in the affiliated money market fund of $89.19 million and decrease in net assets resulting from operations of $0.92 million, partially offset by proceeds from other operating activities of $1.31 million. Cash provided by financing activities for the period from January 11, 2017 (commencement of operations) to June 30, 2017 was approximately $253.01 million, primarily driven by proceeds from the issuance of common stock of $200.49 million and net borrowings on debt of $54.00 million, partially offset by other financing activities of $1.48 million.

To the extent permissible under the risk retention rules and applicable provision of the 1940 Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

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

As of June 30, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$936.77	$736.28	21%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
Total capital drawdowns	10,371,423	$200.49

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

The following table shows our contractual obligations as of June 30, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolving Credit Facility	$54.00	$54.00	$–	$–	$–

Revolving Credit Facility

We entered into the Revolving Credit Facility on March 15, 2017. Proceeds from the Revolving Credit Facility may be used for investments, expenses and general corporate purposes. The maximum principal amount of the Revolving Credit Facility was $110.00 million, subject to availability under the “Borrowing Base.”

On April 12, 2017, we amended the Revolving Credit Facility to, among other things:

•	Increase the maximum committed principal amount of the Revolving Credit Facility by $90 million to $200 million.

The Borrowing Base is calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates.

Interest rates on obligations under the Revolving Credit Facility are based on prevailing LIBOR for one, two- or three- months or an Alternate Base Rate (the greater of (i) the prime rate of the Administrative Agent and (ii) the federal funds rate plus 2.00%) (“ABR”), plus, in each case, 1.80% per annum. We have the ability to elect either LIBOR or ABR at the time of draw-down, and loans may be converted from one rate to another at any time, subject to certain conditions.

The Revolving Credit Facility will mature on September 15, 2017, subject to extension for an additional period no longer than six (6) months with the consent of the Administrative Agent and the extending lenders, and certain other conditions. Amounts drawn under the Revolving Credit Facility may be prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in us by investors are subject to certain restrictions under the Revolving Credit Facility and may trigger mandatory prepayment obligations.

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

The Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. We are in compliance with these covenants.

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of June 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

As of June 30, 2017
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$4.77

Total	$4.77

As of June 30, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$936.77	$736.28	21%

RECENT DEVELOPMENTS

On July 10, 2017, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 4,221,946 shares of common stock for an aggregate offering price of approximately $80.5 million. The shares were issued on July 27, 2017.

On August 3, 2017, our Board of Directors declared a distribution of $0.43 per share payable on October 31, 2017 to stockholders of record as of September 15, 2017.

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

Currently, the majority of our investments fall within Level 3 of the fair value hierarchy. We do not expect that there will be readily available market values for most of the investments which are in our portfolio, and we value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, and the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. Available current market data are considered such as applicable market yields and multiples of publicly traded securities, comparison of financial ratios of peer companies, and changes in the interest rate environment and the credit markets that may affect the price at which similar investments would trade in their principal market, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation.

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

As of June 30, 2017, on a fair value basis, approximately 100.0% of our performing debt investments bore interest at a floating rate and approximately 0.0% of our performing debt investments bore interest at a fixed rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	4.44	(1.51)	2.93
Up 200 basis points	2.96	(1.01)	1.95
Up 100 basis points	1.48	(0.50)	0.98
Up 75 basis points	1.11	(0.38)	0.73
Up 50 basis points	0.74	(0.25)	0.49
Up 25 basis points	0.37	(0.13)	0.24
Down 25 basis points	(0.35)	0.13	(0.22)
Down 50 basis points	(0.41)	0.25	(0.16)
Down 75 basis points	(0.45)	0.38	(0.07)
Down 100 basis points	(0.48)	0.50	0.02
Down 200 basis points	(0.52)	0.62	0.10
Down 300 basis points	(0.52)	0.62	0.10

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares of our common stock issued and aggregate purchase price related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended June 30, 2017:

	For the three months ended June 30, 2017
Share Issue Date	Shares Issued	Aggregate Purchase Price (in millions)
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
Total capital drawdowns	5,593,933	$107.56

Each of the above issuances and sales of the common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of common stock was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of stock sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the common stock for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising, and did not offer securities to the public, in connection with such issuance and sale.

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

Goldman Sachs Middle Market Lending Corp.

Date: August 7, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.