Form 10-Q
period 2017-09-30
Goldman Sachs Middle Market Lending Corp.
filed 2017-11-03
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐  NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 3, 2017 was 21,562,937.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statement of Assets and Liabilities as of September 30, 2017 (Unaudited)	4
	Consolidated Statements of Operations for the three months ended September 30, 2017 (Unaudited) and the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	5
	Consolidated Statement of Changes in Net Assets for the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	6
	Consolidated Statement of Cash Flows for the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	7
	Consolidated Schedule of Investments as of September 30, 2017 (Unaudited)	8
	Notes to the Consolidated Financial Statements (Unaudited)	10
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4.	Controls and Procedures	44

PART II	OTHER INFORMATION	44
ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	44
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 3.	Defaults Upon Senior Securities	44
ITEM 4.	Mine Safety Disclosures	45
ITEM 5.	Other Information	45
ITEM 6.	Exhibits	45

SIGNATURES		47

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

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

(Unaudited)

September 30, 2017
Assets

Non-controlled/non-affiliated investments, at fair value (cost of $326,239)	$326,667
Investments in affiliated money market fund, at fair value (cost of $28,391)	28,391
Cash	34,651
Interest and dividends receivable from non-controlled/non-affiliated investments	1,214
Deferred financing costs	3,050
Deferred offering costs	382
Other assets	85

Total assets	$394,440

Liabilities

Debt	$17,000
Interest and other debt expense payable	247
Management fees payable	1,059
Incentive fees payable	63
Distribution payable	6,275
Accrued offering costs	223
Accrued organization costs	20
Directors’ fees payable	130
Accrued expenses and other liabilities	816

Total liabilities	$25,833

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 19,442,735 shares issued and outstanding at September 30, 2017)	19
Paid-in capital in excess of par	369,653
Accumulated net realized gain (loss)	(7)
Accumulated undistributed net investment income (loss)	(1,486)
Net unrealized appreciation (depreciation) on investments	428

TOTAL NET ASSETS	$368,607

TOTAL LIABILITIES AND NET ASSETS	$394,440

Net asset value per share	$18.96

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$6,320	$8,921
Other income	74	104

Total investment income from non-controlled/non-affiliated investments	6,394	9,025
From non-controlled affiliated investments:
Dividend income	30	46

Total investment income from non-controlled affiliated investments	30	46

Total investment income	$6,424	$9,071

Expenses:
Interest and other debt expenses	$662	$1,384
Management fees	1,059	1,943
Incentive fees	26	63
Offering costs	359	984
Organization expenses	–	459
Directors’ fees	103	548
Professional fees	117	485
Administration, custodian and transfer agent fees	187	408
Other expenses	157	410

Total expenses	$2,670	$6,684

Management fees waiver	$–	$(203)

Net expenses	$2,670	$6,481

NET INVESTMENT INCOME (LOSS)	$3,754	$2,590

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(6)	$(7)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	180	428

Net realized and unrealized gains (losses)	$174	$421

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,928	$3,011

Net investment income (loss) per share (basic and diluted)	$0.27	$0.36
Earnings (loss) per share (basic and diluted)	$0.29	$0.42
Weighted average shares outstanding	13,716,473	7,101,427
Distributions declared per share	$0.43	$0.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$2,590
Net realized gain (loss) on investments	(7)
Net change in unrealized appreciation (depreciation) on investments	428

Net increase (decrease) in net assets resulting from operations	$3,011

Distributions to stockholders from:
Return of capital	$(4,422)
Net investment income	(4,076)

Total distributions to stockholders	$(8,498)

Capital transactions:
Issuance of common shares (19,442,735 shares)	$374,094

Net increase (decrease) in net assets resulting from capital transactions	$374,094

TOTAL INCREASE (DECREASE) IN NET ASSETS	$368,607

Net assets at beginning of period	$–

Net assets at end of period	$368,607

Accumulated undistributed net investment income (loss)	$(1,486)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$3,011
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(338,588)
Investments in affiliated money market fund, net	(28,391)
Proceeds from sales of investments and principal repayments	12,602
Net realized (gain) loss on investments	7
Net change in unrealized (appreciation) depreciation on investments	(428)
Amortization of premium and accretion of discount, net	(260)
Amortization of deferred financing costs	752
Amortization of deferred offering costs	984
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,214)
(Increase) decrease in other assets	(85)
Increase (decrease) in interest and other debt expense payable	58
Increase (decrease) in management fees payable	1,059
Increase (decrease) in incentive fees payable	63
Increase (decrease) in accrued organization costs	20
Increase (decrease) in directors’ fees payable	130
Increase (decrease) in accrued expenses and other liabilities	816

Net cash provided by (used for) operating activities	$(349,464)

Cash flows from financing activities:
Proceeds from issuance of common stock	$374,094
Offering costs paid	(1,143)
Distributions paid	(2,223)
Borrowings on debt	204,000
Repayments of debt	(187,000)
Financing costs paid	(3,613)

Net cash provided by (used for) financing activities	$384,115

Net increase (decrease) in cash	34,651
Cash, beginning of period	–

Cash, end of period	$34,651

Supplemental and non-cash financing activities
Interest expense paid	$269
Accrued but unpaid deferred financing costs	$189
Accrued but unpaid offering costs	$223
Accrued but unpaid distributions	$6,275

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2017

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 88.62% #*

Corporate Debt (1) – 87.97%

1st Lien/Senior Secured Debt – 28.84%
Continuum Managed Services LLC(+) (2)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	$19,441	$18,927	$18,907
Continuum Managed Services LLC(2) (3) (4)	IT Services	L + 8.75% (1.00% Floor)	06/08/2023	1,626	(42)	(45)
Continuum Managed Services LLC(2) (3) (4)	IT Services	L + 8.75% (1.00% Floor)	06/08/2022	2,000	(52)	(55)
Dade Paper & Bag, LLC(+) (2) (5)	Distributors	L + 7.50% (1.00% Floor)	06/10/2024	9,975	9,782	9,776
FWR Holding Corporation(++++)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	11,670	11,383	11,379
FWR Holding Corporation(+++) (3)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2023	1,506	377	376
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	L + 6.00% (1.00% Floor)	08/21/2019	3,765	(93)	(94)
Netvoyage Corporation(+) (2) (5)	Software	L + 9.50% (1.00% Floor)	03/24/2022	7,316	7,181	7,188
Netvoyage Corporation(2) (3) (4) (5)	Software	L + 9.50% (1.00% Floor)	03/24/2022	610	(11)	(11)
SF Home Décor, LLC(+++) (2)	Household Products	L + 9.50% (1.00% Floor)	07/13/2022	26,663	25,887	25,863
Xactly Corporation(+) (2)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	25,400	24,905	24,892
Xactly Corporation(2) (3) (4)	Internet Software & Services	L + 7.25% (1.00% Floor)	07/29/2022	2,177	(42)	(44)
Yasso, Inc.(++) (2) (5)	Food Products	L + 7.75% (1.00% Floor)	03/23/2022	8,358	8,205	8,191

Total 1st Lien/Senior Secured Debt					106,407	106,323

1st Lien/Last-Out Unitranche (6) – 10.03%
Intelligent Document Solutions, Inc.(+++) (2)	Diversified Financial Services	L + 8.25% (1.00% Floor)	08/31/2022	15,200	14,825	14,820
myON, LLC(+) (2) (5)	Internet Software & Services	L + 8.50% (1.00% Floor)	02/17/2022	6,600	6,481	6,484
Smarsh, Inc.(+) (2) (5)	Software	L + 7.88% (1.00% Floor)	03/31/2021	15,960	15,697	15,681

Total 1st Lien/Last-Out Unitranche					37,003	36,985

2nd Lien/Senior Secured Debt – 49.10%
American Dental Partners, Inc.(+++) (2) (5)	Health Care Providers & Services	L + 8.50% (1.00% Floor)	09/25/2023	7,900	7,716	7,722
Country Fresh Holdings, LLC(+++) (2)	Food Products	L + 8.75% (1.00% Floor)	10/02/2023	11,800	11,569	11,564
DuBois Chemicals, Inc.(+) (2) (5)	Chemicals	L + 8.00% (1.00% Floor)	03/15/2025	19,300	18,885	19,107
ERC Finance, LLC(+) (2)	Health Care Providers & Services	L + 8.00% (1.00% Floor)	09/21/2025	25,400	24,830	24,829
Market Track, LLC(+) (2) (5)	Internet Catalog & Retail	L + 7.75% (1.00% Floor)	06/05/2025	20,000	19,416	19,400
National Spine and Pain Centers, LLC(+++) (2) (5)	Health Care Providers & Services	L + 8.25% (1.00% Floor)	12/02/2024	17,400	16,894	16,878
Oasis Outsourcing Holdings, Inc.(+) (2)	Diversified Financial Services	L + 7.25% (1.00% Floor)	07/01/2024	28,660	28,241	28,230
PPC Industries Inc.(+++) (2)	Containers & Packaging	L + 8.00% (1.00% Floor)	05/08/2025	8,370	8,289	8,349
SMB Shipping Logistics, LLC(++++) (2) (5)	Air Freight & Logistics	L + 8.75% (1.00% Floor)	02/03/2025	15,000	14,787	14,775
Zep Inc.(+) (2)	Chemicals	L + 8.25% (1.00% Floor)	08/11/2025	30,500	29,742	30,119

Total 2nd Lien/Senior Secured Debt					180,369	180,973

Total Corporate Debt					323,779	324,281

Portfolio Company	Industry			Shares	Cost	Fair Value

Common Stock (1) – 0.65%
Continuum Managed Services LLC – Class A(2) (5) (7)	IT Services			663	663	663
Continuum Managed Services LLC – Class B(2) (5) (7)	IT Services			449,713	7	7
myON, LLC(2) (5) (7)	Internet Software & Services			13,406	500	500
National Spine and Pain Centers, LLC(2) (5) (7)	Health Care Providers & Services			500	500	500
Yasso, Inc.(2) (5) (7)	Food Products			790	790	716

Total Common Stock					2,460	2,386

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 7.70% #*
Goldman Sachs Financial Square Government Fund – Institutional Shares	0.91%(8)	28,390,716	$28,391	$28,391

Total Investments in Affiliated Money Market Fund			28,391	28,391

TOTAL INVESTMENTS – 96.32%			$354,630	$355,058

OTHER ASSETS IN EXCESS OF LIABILITIES – 3.68%				$13,549

NET ASSETS – 100.00%				$368,607

#	Percentages are based on net assets.
*	Unless otherwise indicated, all investments are domiciled in the United States.
(+)	The interest rate on these loans is subject to the greater of a LIBOR floor or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.23%.
(++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 2 month LIBOR plus a base rate. The 2 month LIBOR as of September 30, 2017 was 1.27%.
(+++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.
(++++)	The interest rate on these loans is subject to the greater of a LIBOR floor or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.51%.
(1)	Assets are pledged as collateral for the SunTrust Revolving Credit Facility. See Note 6 “Debt”.
(2)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(4)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(7)	Non-income producing security.
(8)	The rate shown is the annualized seven-day yield as of September 30, 2017.

L – LIBOR

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Middle Market Lending LLC (“MMLC LLC”) was formed on June 13, 2016. Effective January 30, 2017, MMLC LLC converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. (the “Company”), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC. The Company commenced operations on January 11, 2017. On January 30, 2017, the Company’s initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member’s initial capital contribution to MMLC LLC was canceled. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2017.

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company will seek to achieve this objective, primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

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

The Company has entered into an agreement with each of GS & Co. and Goldman Sachs International pursuant to which GS & Co. and Goldman Sachs International will assist the Company in conducting its private placement offering.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, My-On MMLC Blocker, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company earned $0 and $0, respectively, in prepayment premiums and $13 and $13, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees and syndication fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of September 30, 2017, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s Board of Directors within the meaning of the Investment Company Act.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2017, the Company held $34,651 in cash.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the revolving credit facility between the Company and HSBC Bank USA, National Association (the “HSBC Revolving Credit Facility”) and the revolving credit facility between the Company and SunTrust Bank (the “SunTrust Revolving Credit Facility” and together with the HSBC Revolving Credit Facility, the “Revolving Credit Facilities”). These costs are amortized using the straight-line method over the term of the Revolving Credit Facilities. Deferred financing costs related to the Revolving Credit Facilities are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, stockholders bore such costs. Stockholders that made capital commitments after the Initial Drawdown Date bore a pro rata portion of such costs at the time of their first investment in the Company.

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

For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, Management Fees amounted to $1,059 and $1,943, respectively.

The Investment Adviser has voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to September 30, 2017. As of September 30, 2017, net Management Fees payable amounted to $1,059.

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

For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $26 and $63, respectively, for which none were realized.

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

For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $102 and $251, respectively. As of September 30, 2017, $251 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co., serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.12% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $85 and $157, respectively. As of September 30, 2017, $85 remained payable.

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

Placement Agent Agreements

The Company has entered into an agreement with each of GS & Co. and Goldman Sachs International (each, a “Placement Agent” and together with various sub-placement agents, the “Placement Agents”) pursuant to which GS & Co. and Goldman Sachs International will assist the Company in conducting private placement offerings. GS & Co. and Goldman Sachs International have entered into or will enter into sub-placement agreements (together with the agreements with GS & Co. and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Affiliates

The Company’s investments in affiliates for the period from January 11, 2017 (commencement of operations) to September 30, 2017 were as follows:

	Fair Value as of January 11, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of September 30, 2017	Dividend, Interest and PIK Income	Other Income
Non-Controlled Affiliates

Goldman Sachs Financial Square Government Fund (1)	$–	$258,831	$(230,440)	$–	$–	$28,391	$46	$–
Total Non-Controlled Affiliates	$–	$258,831	$(230,440)	$–	$–	$28,391	$46	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

As of September 30, 2017, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $28,391) consisted of the following:

	September 30, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$ 106,407	$ 106,323
1st Lien/Last-Out Unitranche	37,003	36,985
2nd Lien/Senior Secured Debt	180,369	180,973
Common Stock	2,460	2,386
Total Investments	$ 326,239	$ 326,667

As of September 30, 2017, the industry composition of the Company’s portfolio at fair value was as follows:

Industry	September 30, 2017
Health Care Providers & Services	15.3%
Chemicals	15.1
Diversified Financial Services	13.2
Internet Software & Services	9.7
Household Products	7.9
Software	7.0
Food Products	6.3
IT Services	6.0
Internet Catalog & Retail	5.9
Air Freight & Logistics	4.5
Hotels, Restaurants & Leisure	3.6
Distributors	3.0
Containers & Packaging	2.5
Total	100.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2017
United States	100.0%
Total	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$25,144	• Discount Rate	10.2% – 12.1% (10.8%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$22,165	• Discount Rate	10.4% – 11.1% (10.6%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$77,882	• Discount Rate	10.5% – 11.3% (10.9%)
Equity	Common Stock	Discounted cash flows:
	$2,386	• Discount Rate	9.7% – 16.6% (13.2%)

Comparable multiples:
		• EV/Revenue	2.1x – 9.6x (3.0x)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 18.0x (14.1x)

(1)

Included within Level 3 Assets of $296,548 is an amount of $168,971 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$106,323	$106,323
1st Lien/Last-Out Unitranche	–	–	36,985	36,985
2nd Lien/Senior Secured Debt	–	30,119	150,854	180,973
Common Stock	–	–	2,386	2,386
Affiliated Money Market Fund	28,391	–	–	28,391
Total assets	$28,391	$30,119	$296,548	$355,058

The following is a reconciliation of Level 3 assets for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Level 3	Beginning Balance as of January 11, 2017 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2017
1st Lien/Senior Secured Debt	$–	$118,853	$(7)	$(85)	$(12,562)	$124	$–	$–	$106,323
1st Lien/Last-Out Unitranche	–	37,008	–	(18)	(40)	35	–	–	36,985
2nd Lien/Senior Secured Debt	–	150,530	–	227	–	97	–	–	150,854
Common Stock	–	2,460	–	(74)	–	–	–	–	2,386
Total assets	$–	$308,851	$(7)	$50	$(12,602)	$256	$–	$–	$296,548

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2017 totaled $50, consisting of the following: 1st Lien/Senior Secured Debt $(85), 1st Lien/Last-Out Unitranche $(18), 2nd Lien/Senior Secured Debt $227 and Common Stock $(74).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the period from January 11, 2017 (commencement of operations) to September 30, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017, the Company’s outstanding borrowings were $17,000 and the Company’s asset coverage ratio was 22.68 to 1.

HSBC Revolving Credit Facility

The Company entered into the HSBC Revolving Credit Facility on March 15, 2017 with HSBC Bank USA, National Association, as administrative agent (the “Administrative Agent”) and a lender.

On April 12, 2017, the Company amended the HSBC Revolving Credit Facility to, among other things, increase the maximum committed principal amount of the HSBC Revolving Credit Facility by $90,000 to $200,000.

On September 11, 2017, the Company repaid in full all indebtedness, liabilities and other obligations under, and terminated, the HSBC Revolving Credit Facility. In connection with the termination of the HSBC Revolving Credit Facility, all liens on collateral securing the HSBC Revolving Credit Facility were released.

The maximum principal amount of the HSBC Revolving Credit Facility was subject to availability under the “Borrowing Base”. The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates.

Interest rates on obligations under the HSBC Revolving Credit Facility were based on prevailing London Interbank Offered Rate (“LIBOR”) for one, two- or three- months or an Alternate Base Rate (the greater of (i) the prime rate of the Administrative Agent and (ii) the federal funds rate plus 2.00%) (“ABR”), plus, in each case, 1.80% per annum. The Company had the ability to elect either LIBOR or ABR at the time of draw-down, and loans could have been converted from one rate to another at any time, subject to certain conditions.

Amounts drawn under the HSBC Revolving Credit Facility could have been prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans were subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by investors were subject to certain restrictions under the HSBC Revolving Credit Facility and could have triggered mandatory prepayment obligations.

The HSBC Revolving Credit Facility was secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the HSBC Revolving Credit Facility, the lenders were able to directly require stockholders to fund their capital commitments, but lenders could not seek recourse against a stockholder in excess of such stockholder’s obligation to contribute capital to the Company.

The HSBC Revolving Credit Facility contained customary representations, warranties, and affirmative and negative covenants on the Company, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The HSBC Revolving Credit Facility included customary conditions precedent to draw-down of loans and customary events of default. The Company was in compliance with these covenants.

Costs of $709 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of September 30, 2017, deferred financing costs were $0.

The summary information of the HSBC Revolving Credit Facility for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 is as follows:

	For the three months ended September 30, 2017		For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Borrowing interest expense	$48		$200
Facility fees	135		304
Amortization of financing costs	308		709
Total	$491		$1,213
Weighted average interest rate	3.60%		3.27%
Average outstanding balance	$6,688	#	$12,392	*#

#	Average outstanding debt balance was calculated ending on September 11, 2017, the date in which the Company terminated the HSBC Revolving Credit Facility.
*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.

SunTrust Revolving Credit Facility

On September 11, 2017, the Company entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as defined in the SunTrust Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 11, 2017, total commitments under the Revolving Credit Facility were $275 million. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500 million.

The SunTrust Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the SunTrust Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The SunTrust Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 15% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 85% of the “adjusted borrowing base,” as such quoted terms are defined in the SunTrust Revolving Credit Facility and (iv) restrictions on industry concentrations in the Company’s investment portfolio.

The SunTrust Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $3,092 were incurred in connection with obtaining the SunTrust Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of September 30, 2017, deferred financing costs were $3,050.

The summary information of the SunTrust Revolving Credit Facility for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 is as follows:

	For the three months ended September 30, 2017		For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Borrowing interest expense	$77		$77
Facility fees	51		51
Amortization of financing costs	43		43
Total	$171		$171
Weighted average interest rate	3.86%		3.86%
Average outstanding balance	$36,500	*	$36,500	*

*	Average outstanding debt balance was calculated beginning on September 11, 2017, the date in which the Company entered into the SunTrust Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	September 30, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$1,035,478	$661,384	36%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of September 30, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2017
	Commitment Expiration Date (1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Continuum Managed Services LLC	06/08/2019	$1,626	$(45)
FWR Holding Corporation	08/21/2019	3,765	(94)
Netvoyage Corporation	03/24/2022	610	(11)
Continuum Managed Services LLC	06/08/2022	2,000	(55)
Xactly Corporation	07/29/2022	2,177	(44)
FWR Holding Corporation	08/21/2023	1,091	(27)
Total 1st Lien/Senior Secured Debt		11,269	(276)
Total		$11,269	$(276)

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
July 27, 2017	4,221,946	80,469
September 25, 2017	4,849,366	93,132
Total capital drawdowns	19,442,735	$374,094

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$3,928	$3,011
Denominator for basic and diluted earnings per share - the weighted average shares outstanding	13,716,473	7,101,427
Basic and diluted earnings (loss) per share	$0.29	$0.42

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period from January 11, 2017 (commencement of operations) to September 30, 2017.

For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Per Share Data:(1)
NAV, beginning of period	$20.00
Net investment income	0.36
Net realized and unrealized gains (losses) (2)	(0.54)

Net increase (decrease) in net assets resulting from operations	(0.18)

Distributions declared from return of capital(3)	(0.45)
Distributions declared from net investment income(3)	(0.41)

Total increase (decrease) in net assets	(1.04)

NAV, end of period	$18.96

Shares outstanding, end of period	19,442,735
Weighted average shares outstanding	7,101,427
Total return based on NAV(4)	(0.90)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$368,607
Ratio of net expenses to average net assets(5)	6.17%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	4.84%
Ratio of interest and other debt expenses to average net assets(5)	1.43%
Ratio of incentive fees to average net assets(5)	0.05%
Ratio of total expenses to average net assets(5)	6.32%
Ratio of net investment income (loss) to average net assets(5)	3.17%
Average debt outstanding(6)	$14,803
Average debt per share(7)	$2.08
Portfolio turnover	9%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)

For the period from January 11, 2017 (commencement of operations) to September 30, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 10, 2017, the Company delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 2,120,202 shares of common stock for an aggregate offering price of approximately $40,240. The shares were issued on October 27, 2017.

On November 1, 2017, the Board of Directors declared a distribution of $0.43 per share payable on January 31, 2018 to stockholders of record as of December 15, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp., unless otherwise specified. The terms “GSAM,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co LLC, GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated and expect to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through September 30, 2017, we originated $351.57 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

For a discussion of the competitive landscape we face, please see “Risk Factors – We operate in a highly competitive market for investment opportunities” and “Business – Competitive Advantages” in Amendment No. 1 to our Registration Statement on Form 10, filed March 17, 2017.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), collectively, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fees as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

•	the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our Independent Directors;

•	the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;

•	costs of holding stockholders meetings;

•	listing fees, if any;

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). We have entered into revolving credit facilities with HSBC Bank USA, National Association, as administrative agent (the “HSBC Revolving Credit Facility”), and SunTrust Bank, as administrative agent (the “SunTrust Revolving Credit Facility”), and a lender allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. The HSBC Revolving Credit Facility was terminated on September 11, 2017, see “– Financial Condition, Liquidity and Capital Resources” below. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (“Board of Directors”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $28.39 million) consisted of the following:

	As of September 30, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$106.41	$106.32	32.6%
First Lien/Last-Out Unitranche	37.00	36.99	11.3
Second Lien/Senior Secured Debt	180.37	180.97	55.4
Common Stock	2.46	2.39	0.7

Total Investments	$326.24	$326.67	100.0%

As of September 30, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of September 30, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	10.1%
First Lien/Last-Out Unitranche(2)(4)	10.1	10.1
Second Lien/Senior Secured Debt(2)	9.8	9.7
Common Stock(3)	0.0	0.0
Total Portfolio	9.8%	9.8%

(1)	The weighted average yield of our portfolio does not represent the total return to our Stockholders.
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

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2017:

As of September 30, 2017
Number of portfolio companies	20
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.5x
Weighted average interest coverage(3)	2.9x
Median EBITDA(3)	$55.41 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of September 30, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 22.6% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2017:

	As of September 30, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
Grade 1	$–	–%
Grade 2	326.67	100.0
Grade 3	–	–
Grade 4	–	–

Total Investments	$326.67	100.0%

The following table shows the amortized cost of our performing and non-accrual investments as of September 30, 2017:

	September 30, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	($ in millions)
Performing	$326.24	100.00%
Non-accrual	–	–

Total Investments	$326.24	100.00%

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

The following table shows our investment activity for the three months ended September 30, 2017 by investment type:

For the three months ended September 30, 2017
($ in millions)
New investment commitments at cost:
Gross originations	$178.91
Less: Syndications(1)	–

Net amount of new investments committed at cost:	$178.91
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$69.73
First Lien/Last-Out Unitranche	14.82
Second Lien/Senior Secured Debt	94.36
Common Stock	–

Total	$178.91

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$7.17
First Lien/Last-Out Unitranche	0.04
Second Lien/Senior Secured Debt	–
Common Stock	–

Total	$7.21

Net increase (decrease) in portfolio	$171.70

Number of new investment commitments in new portfolio companies(3)	8
Total new investment commitment amount in new portfolio companies(3)	$178.91
Average new investment commitment amount in new portfolio companies(3)	$22.36
Number of new investment commitments in existing portfolio companies(3)	–
Total new investment commitment amount in existing portfolio companies(3)	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.2
Percentage of new debt investment commitments at floating interest rates(3)	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.8%
Weighted average yield on new investment commitments(2)(3)(6)	9.8%
Weighted average yield on debt and income producing investments sold or paid down(7)	10.7%
Weighted average yield on investments sold or paid down(8)	10.7%

(1)	Only includes syndications that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on the (a) annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(6)

Computed based on the (a) annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(7)

Computed based on the (a) annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(8)

Computed based on the (a) annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 were as follows:

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Total investment income	$6.43	$9.07

Total Expenses	(2.67)	(6.68)
Management fee waiver	–	0.20

Net expenses	(2.67)	(6.48)

Net investment income (loss)	3.76	2.59

Net realized gain (loss) on investments	(0.01)	(0.01)
Net unrealized appreciation (depreciation) on investments	0.18	0.43

Net increase in net assets resulting from operations	$3.93	$3.01

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Interest	$6.32	$8.92
Dividend income	0.03	0.05
Other income	0.07	0.10

Total investment income	$6.42	$9.07

Investment income for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 is driven by our deployment of capital and increasing invested balance.

Expenses

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Interest and other debt expenses	$0.66	$1.38
Management fees	1.06	1.94
Incentive fees	0.02	0.06
Offering costs	0.36	0.98
Organization expenses	–	0.46
Directors’ fees	0.10	0.55
Professional fees	0.12	0.49
Administration, custodian and transfer agent fees	0.19	0.41
Other expenses	0.16	0.41

Total expenses	2.67	6.68
Management fees waiver	–	(0.20)

Net expenses	$2.67	$6.48

For the three months ended September 30, 2017, we accrued management fees of $1.06 million, expenses related to the continuous offering of our common stock of $0.36 million, and interest and other debt expenses due to our Revolving Credit Facilities of $0.66 million. In addition, our expenses consisted of $0.12 in professional fees, and $0.47 of other general administrative expenses.

For the period from January 11, 2017 (commencement of operations) to September 30, 2017, we accrued incentive fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) of $0.06 million, for which none were realized. In addition, our expense consisted of interest and other debt expenses due to our Revolving Credit Facilities of $1.38, $0.49 in professional fees, and $1.37 of other general administrative expenses.

Management fees before waivers for the period from January 11, 2017 (commencement of operations) to September 30, 2017 were $1.94 million. Offsetting those fees, we received management fee waivers of $(0.20) million in the period from January 11, 2017 (commencement of operations) to March 31, 2017, which resulted in net management fees of $1.74 million.

Net Realized Gains (Losses)

The realized gains and losses on partially exited portfolio companies during the three months ended September 30, 2017 and the period from January 11, 2017 (commencement of operations) to September 30, 2017 was as follows:

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Continuum Managed Services LLC	$(0.01)	$(0.01)

Net realized gain (loss)	$(0.01)	$(0.01)

Net Unrealized Appreciation (Depreciation) on Investments

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was as follows:

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Unrealized appreciation	$0.42	$0.68
Unrealized depreciation	(0.24)	(0.25)

Net change in unrealized appreciation (depreciation) on investments	$0.18	$0.43

The change in unrealized appreciation (depreciation) on investments for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 consisted of the following:

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Portfolio Company:
American Dental Partners, Inc.	$0.01	0.01
Continuum Managed Services LLC	(0.02)	(0.03)
DuBois Chemicals, Inc.	(0.01)	0.22
Market Track, LLC	(0.01)	(0.02)
myON, LLC	0.01	–
National Spine and Pain Centers, LLC	(0.01)	(0.02)
Netvoyage Corporation	0.01	0.01
Oasis Outsourcing Holdings, Inc.	(0.01)	(0.01)

	For the three months ended September 30, 2017	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
PPC Industries Inc.	(0.02)	0.06
SF Home Décor, LLC	(0.02)	(0.02)
Smarsh, Inc.	(0.02)	(0.02)
SMB Shipping Logistics, LLC	–	(0.01)
Xactly Corporation	(0.01)	(0.01)
Yasso, Inc.	(0.08)	(0.09)
Zep Inc.	0.38	0.38
Other, net	(0.02)	(0.02)

Total	$0.18	$0.43

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary use of existing funds and any funds raised in the future is expected to be for our investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes, including paying for operating expenses or debt service to the extent we borrow or issue senior securities.

We expect to generate cash primarily from the net proceeds of any future offerings of securities, drawdowns of capital commitments, future borrowings and cash flows from operations. To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into credit facilities in addition to our existing credit facility, or issue other senior securities. We would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of September 30, 2017 our asset coverage ratio was 22.68 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2017, we had cash of approximately $34.65 million. In addition, as of September 30, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $28.39 million. Cash used by operating activities for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was approximately $349.47 million, primarily driven by net purchases of investments of $325.99 million, net purchase of investments in the affiliated money market fund of $28.39 million and increase in net assets resulting from operations of $3.01 million, partially offset by proceeds from other operating activities of $1.90 million. Cash provided by financing activities for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was approximately $384.12 million, primarily driven by proceeds from the issuance of common stock of $374.09 million and net borrowings on debt of $17.00 million, partially offset by distributions paid of 2.21 and other financing activities of $4.76 million.

To the extent permissible under the risk retention rules and applicable provisions of the 1940 Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company subsidiary (subject to regulatory approvals).

An affiliate of our Investment Adviser (the “Initial Member”), made a capital contribution to us of $100 on January 13, 2017 and served as our sole initial member. We cancelled the Initial Member’s interest in us on January 30, 2017. On December 29, 2016 (the “Initial Closing Date”), we began accepting subscription agreements (“Subscription Agreements”) from investors acquiring common stock in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase common stock each time we deliver a drawdown notice.

As of September 30, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.48	$661.38	36%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
Total capital drawdowns	19,442,735	$374.09

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

The following table shows our contractual obligations as of September 30, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$17.00	$–	$–	$17.00	$–

HSBC Revolving Credit Facility

We entered into the HSBC Revolving Credit Facility on March 15, 2017. Proceeds from the HSBC Revolving Credit Facility could have been used for investments, expenses and general corporate purposes. The maximum principal amount of the HSBC Revolving Credit Facility was $110.00 million, subject to availability under the “Borrowing Base.”

On April 12, 2017, we amended the HSBC Revolving Credit Facility to, among other things, increase the maximum committed principal amount of the HSBC Revolving Credit Facility by $90.00 million to $200.00 million.

On September 11, 2017, we repaid in full all indebtedness, liabilities and other obligations under, and terminated, the HSBC Revolving Credit Facility. In connection with the termination of the HSBC Revolving Credit Facility, all liens on collateral securing the HSBC Revolving Credit Facility were released.

The Borrowing Base was calculated based on the unfunded capital commitments of the investors meeting various eligibility requirements (subject to investor concentration limits) multiplied by specified advance rates.

Interest rates on obligations under the HSBC Revolving Credit Facility were based on prevailing LIBOR for one, two- or three- months or an Alternate Base Rate (the greater of (i) the prime rate of the Administrative Agent and (ii) the federal funds rate plus 2.00%) (“ABR”), plus, in each case, 1.80% per annum. We had the ability to elect either LIBOR or ABR at the time of draw-down, and loans could have been converted from one rate to another at any time, subject to certain conditions.

Amounts drawn under the HSBC Revolving Credit Facility could have been prepaid at any time without premium or penalty, subject to applicable breakage costs. Loans were subject to mandatory prepayment for amounts exceeding the Borrowing Base or the lenders’ aggregate commitment and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in us by investors were subject to certain restrictions under the HSBC Revolving Credit Facility and could have triggered mandatory prepayment obligations.

The HSBC Revolving Credit Facility was secured by a perfected first priority security interest in the unfunded capital commitments of our investors (with certain exceptions) and the proceeds thereof, including assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds are deposited. Additionally, under the HSBC Revolving Credit Facility, the lenders could have directly required stockholders to fund their capital commitments, but lenders could not seek recourse against a stockholder in excess of such stockholder’s obligation to contribute capital to us.

The HSBC Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The HSBC Revolving Credit Facility includes customary conditions precedent to draw-down of loans and customary events of default. We were in compliance with these covenants.

SunTrust Revolving Credit Facility

On September 11, 2017, we entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as defined in the SunTrust Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears. We pay a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 11, 2017, total commitments under the Revolving Credit Facility were $275.00 million. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500.00 million.

The SunTrust Revolving Credit Facility may be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the SunTrust Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The SunTrust Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 15% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 85% of the “adjusted borrowing base,” as such quoted terms are defined in the SunTrust Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio.

The SunTrust Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of September 30, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

As of September 30, 2017
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$11.27

Total	$11.27

As of September 30, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.48	$661.38	36%

RECENT DEVELOPMENTS

On October 10, 2017, we delivered a capital drawdown notice to certain of its investors relating to the sale of approximately 2,120,202 shares of common stock for an aggregate offering price of approximately $40.24 million. The shares were issued on October 27, 2017.

On November 1, 2017, our Board of Directors declared a distribution of $0.43 per share payable on January 31, 2018 to stockholders of record as of December 15, 2017.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Sub-Committee of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

As of September 30, 2017, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	8.86	(0.48)	8.38
Up 200 basis points	5.90	(0.32)	5.58
Up 100 basis points	2.95	(0.16)	2.79
Up 75 basis points	2.21	(0.12)	2.09
Up 50 basis points	1.48	(0.08)	1.40
Up 25 basis points	0.74	(0.04)	0.70
Down 25 basis points	(0.70)	0.04	(0.66)
Down 50 basis points	(0.80)	0.08	(0.72)
Down 75 basis points	(0.81)	0.12	(0.69)
Down 100 basis points	(0.81)	0.16	(0.65)
Down 200 basis points	(0.81)	0.20	(0.61)
Down 300 basis points	(0.81)	0.20	(0.61)

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of Amendment No. 1 to our Registration Statement on Form 10 which was filed with the SEC on March 17, 2017. Additional risks and uncertainties not currently known to us or that it currently deems to be immaterial may materially affect its business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total shares of our common stock issued and aggregate purchase price related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended September 30, 2017:

	For the three months ended September 30, 2017
Share Issue Date	Shares Issued	Aggregate Purchase Price (in millions)
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
Total capital drawdowns	9,071,312	$173.60

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

10.1

Senior Secured Revolving Credit Agreement, dated as of September 11, 2017, by and among the Company, as the borrower, the lenders from time to time party thereto, and SunTrust Bank, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 14, 2017).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: November 3, 2017	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 3, 2017	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)