Form 10-K
period 2017-12-31
Goldman Sachs Middle Market Lending Corp.
filed 2018-03-01
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55746

Goldman Sachs Middle Market Lending Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-2506508 (I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 902-0300

Securities registered pursuant to Section 12(b) of the Act:

None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2017, there was no established public market for the registrant’s common stock outstanding. The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at March 1, 2018 was 24,248,459.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Index to Annual Report on Form 10-K for

the fiscal year ended December 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this Annual Report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ, from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this Annual Report on Form 10-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I.

Unless indicated otherwise in this Annual Report on Form 10-K or the context so requires, the terms “GS MMLC,” “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. The terms “GSAM,” our “adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”)), relationships and products, collectively, the “Accounts”).

ITEM 1.     BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2017, we have originated $566.35 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle-market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5 million and $75 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as other Accounts. The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as registration statements and related exhibits and schedules, at the Public SEC’s Reference Room at 100 F Street, N.E., Washington, D.C. 20549-0102, by contacting us, in writing at: 200 West Street New York, New York 10282 or by telephone (collect) at (212) 902-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Investment Strategy

Our origination strategy focuses on leading the negotiation and structuring of the loans or securities in which we invest and holding the investments in our portfolio to maturity. In many cases we are the sole investor in the loan or security in our portfolio. Where there are multiple investors, we generally seek to control or obtain significant influence over the rights of investors in the loan or security. Our investments typically have maturities between three and ten years and generally range in size between $10 million and $75 million, although we may make larger or smaller investments on occasion.

Investment Portfolio

As of December 31, 2017, our portfolio consisted of the following:

	December 31, 2017
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	37.00	37.14	7.1
Second Lien/Senior Secured Debt	282.37	283.37	54.3
Common Stock	2.46	2.07	0.4

Total Investments	$521.52	$522.05	100.0%

As of December 31, 2017, our portfolio consisted of 45 investments in 29 portfolio companies across 16 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2017, were IT Services, Internet Software & Services, and Chemicals, which represented 16.0%, 14.5% and 13.8%, respectively, of our portfolio at fair value. The geographic composition of our portfolio at fair value as of December 31, 2017 was 100% invested in portfolio companies organized in the United States.

As of December 31, 2017, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(3)	10.4	10.3
Second Lien/Senior Secured Debt(2)	10.3	10.2
Common Stock(4)	0.0	0.0
Total Portfolio	10.2%	10.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on the (a) annual stated interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively. For investments that are subject to a London Interbank Offered Rate (“LIBOR”) floor, the yield calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(3)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.
(4)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017:

December 31, 2017
Number of portfolio companies	29
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	–%
Weighted average leverage (net debt/EBITDA)(3)	5.8x
Weighted average interest coverage(3)	2.3x
Median EBITDA(3)	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.7% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily LIBOR plus a spread.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on June 13, 2016 with the name Goldman Sachs Middle Market Lending LLC and were converted to a Delaware corporation on January 30, 2017, at which time our name was changed to Goldman Sachs Middle Market Lending Corp. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017.

From December 29, 2016 through September 29, 2017, we were engaged in a continuous private offering of shares of our common stock in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Investors acquiring shares of our common stock in the private offering each entered into a subscription agreement (“Subscription Agreement”) pursuant to which each investor agreed to purchase shares of our common stock for an aggregate purchase price equal to the portion of its requested capital commitment to the Company that is accepted by us (its “Commitment”). Each investor will be required to purchase shares of our common stock (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least five business days (as defined in Rule 14d-1 of the Exchange Act) (“Business Days”) prior to the required funding date (the “Drawdown Date”). New common stock will be issued on each Drawdown Date.

An affiliate of our Investment Adviser (the “Initial Member”), made a capital contribution to us of one hundred dollars on January 13, 2017 and served as our sole initial member. We began accepting Subscription Agreements on December 29, 2016 (the “Initial Closing Date”), and cancelled the Initial Member’s interest in us on January 30, 2017, the first date on which investors (other than the Initial Member) made their initial capital contribution to purchase stock (the “Initial Drawdown Date”). We held our final closing on September 29, 2017 (the “Final Closing Date”). Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, stockholders will be required to purchase shares of our common stock issued at a price equal to our then-current NAV per share as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing shares of common stock at a price below the then-current NAV of the common stock as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

Stockholders are entitled to receive dividends or other distributions declared by the Board of Directors and are entitled to one vote for each share of common stock held on all matters submitted to a vote of the Stockholders.

As of December 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
	($ in millions)	($ in millions)
Common stock	$1,035.20	$569.33	45%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
October 27, 2017	2,120,202	40.24
December 26, 2017	2,685,522	51.54

Total capital drawdowns	24,248,459	$465.87

Investment Period

The investment period commenced on the Initial Closing Date and will continue until September 29, 2019, provided that it may be extended by the Board of Directors (the “Board of Directors”), in the Board’s discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

Drawdowns may be issued at any time prior to the expiration of the Investment Period for any permitted purpose, in connection with which shares will be issued as described above.

Following the end of the Investment Period, we will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or our anticipated expenses, liabilities, including the payment or repayment of Financings (as defined below) or other obligations, contingent or otherwise (including the Management Fee), whether incurred before or after the end of the Investment Period, (ii) to fulfill investment commitments made or approved by the Investment Committee (as defined below) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions, or (iv) to make additional investments in existing Portfolio Companies including transactions to hedge interest rate or currency risks related to an additional investment).

“Financings” are indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit.

Term

If we have not consummated an Exit Event (as defined below) by the sixth anniversary of the Final Closing Date (the “Wind-down Determination Date”, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

“Exit Event” means (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of the assets of the Company.

Repurchase Offers

Our Board of Directors expects to consider, in its discretion, offers to repurchase shares of our common stock in an amount of up to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors) at the end of each quarter following the expiration of the Investment Period and with such offers ending prior to the time of an Exit Event. If we were to engage in a share repurchase offer, our stockholders would be able to tender their shares at a price per share that reflects our NAV per share as of a recent date. Such offers to repurchase shares of our common stock will be subject to, and conducted in accordance with, the applicable requirements of the Exchange Act and the Investment Company Act. To the extent any such repurchase may lead to adverse tax, the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or other regulatory consequences for us or our stockholders, our Board of Directors may determine not to proceed with any such share repurchases.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is an indirect subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.29 trillion of assets under supervision as of December 31, 2017.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 20 investment professionals, as of December 31, 2017, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. These professionals are supported by an additional 15 investment professionals, as of December 31, 2017, who are primarily focused on investment strategies in syndicated, liquid credit (together with the GSAM Private Credit Group, “GSAM Credit Alternatives”).

These individuals may have additional responsibilities other than those relating to us, but generally allocate a portion of their time in support of our business and our investment objective as a whole. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 18 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational and/or legal expertise. The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

Allocation of Opportunities

Our investment objectives and investment strategies are similar to those of other client accounts managed by our Investment Adviser (including the Accounts), and an investment appropriate for us may also be appropriate for those Accounts. This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and other Accounts are not permitted under applicable law.

We may be prohibited by the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (“Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. In January 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC and GS PMMC and/or other funds managed by our Investment Adviser. If we are unable to rely on our exemptive relief for a particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in certain investments made by other Accounts.

We may also invest alongside other Accounts advised by our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside other Accounts as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of our Investment Adviser.

To address these potential conflicts, our Investment Adviser has developed allocation policies and procedures that provide that personnel of our Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions and allocate investment opportunities among Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases the allocations reflect numerous other factors as described below. Accounts managed outside of the GSAM Private Credit Group are generally viewed separately for allocation purposes. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not and vice versa.

In some cases, due to information barriers that are in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict, the legal and compliance departments of Goldman Sachs assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular Account (including us) or is prohibited from being allocated to a particular Account. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams are then charged with ensuring that investment opportunities are allocated to the appropriate Account.

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

Our Investment Adviser, including the GSAM Credit Alternatives Team, may, from time to time, develop and implement new trading strategies or seek to participate in new investment opportunities and trading strategies. These opportunities and strategies may not be employed in all Accounts or may be employed pro rata among Accounts, even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, our Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser). For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

According to the National Center for the Middle Market and the CIA World Fact Book, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product.1 This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that existing market conditions and regulatory changes have combined to create an attractive investment environment for non-bank lenders such as us to provide loans to U.S. middle market companies. Specifically:

•

Recent changes in the regulatory capital charges imposed on the banking sector for unrated, illiquid assets have caused banks to reduce their lending activities to middle-market companies. Stakeholders in banks, including their shareholders, lenders and regulators, continue to exert pressure to contain the amount of illiquid, unrated assets held on bank balance sheets. Examples of this include moves to codify the Basel III accords in the United States, which would increase the regulatory capital charge for lower rated and unrated assets in most instances, and continued investor focus on the amount of illiquid assets whose fair value cannot be determined by using observable measures, or “Level 3 assets,” held on bank balance sheets. As a result, the GSAM Private Credit Group believes that many banks have been forced to reduce their lending to middle-market companies, creating an opportunity for alternative lenders such as us to fill the void.

•

Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The GSAM Private Credit Group believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies we target.

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets, as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds (and certain ETFs) generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on preexisting relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become a source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

Competitive Advantages

The Goldman Sachs Platform: Goldman Sachs is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 700 investment professionals and over $1.29 trillion of assets under supervision, in each case as of December 31, 2017. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. We believe the Goldman Sachs platform delivers a meaningful competitive advantage to us in the following ways:

[1]

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle market borrowers which we believe significantly enhances our origination capability. We believe that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide middle market companies with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as the GSAM Private Credit Group seeks to grow and execute its strategic plans.

•

Evaluation of Investment Opportunities: The GSAM Private Credit Group is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit and portfolio management, as well as legal and transactional structuring expertise. The GSAM Private Credit Group is trained in, and utilizes, proprietary investment practices and procedures developed over many decades by Goldman Sachs, including those related to performing due diligence on prospective portfolio investments and reviewing the backgrounds of potential partners. Further, Goldman Sachs is an active participant in a wide array of industries, both in service to clients operating in many different industries and acting as a principal or customer in such industries. Accordingly, Goldman Sachs houses a tremendous amount of industry knowledge and experience. The GSAM Private Credit Group is able to draw upon these industry insights and expertise as it evaluates investment opportunities.

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, we benefit from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. Our portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

•

Financing of Portfolio: As one of the world’s largest asset management firms, GSAM is a significant counterparty to many providers of capital. In addition, GSAM has a world-class asset management infrastructure, including significant resources in operations, legal, compliance and other support functions. This scale, combined with the institutional infrastructure to support it, gives capital providers an incentive to do business with GSAM and confidence that their capital will be well guarded. Accordingly, we believe that we are able to obtain favorable terms from financing providers, including attractive interest rates, advance rates, durations and covenants. We believe that we will continue to benefit from GSAM’s scale and infrastructure through attractive financing terms as we seek additional sources of capital in the future.

•

Existing Portfolio of Performing, Predominantly Senior Loans: Since our inception, we have originated a sizable investment portfolio. As of December 31, 2017, we had 45 investments in 29 portfolio companies operating across 16 different industries with an aggregate fair value of $522.05 million (excluding our investment in a money market fund managed by an affiliate of Group Inc.). We believe that this portfolio will generate attractive risk adjusted levels of income that will support dividend payments to our stockholders.

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets Group Inc. are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2017, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 99.6% secured debt investments (45.3% in first lien debt (including 7.1% in first lien/last-out unitranche loans) and 54.3% in second lien debt), and 0.4% in common stock. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted GS BDC, GS PMMC and us exemptive relief to co-invest with other funds managed by the GSAM Credit Alternatives investment team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Investment Criteria

We are committed to a value-oriented philosophy implemented by our Investment Adviser, which manages our portfolio and seeks to minimize the risk of capital loss without foregoing the potential for capital appreciation. We have identified several criteria, discussed below, that GSAM believes are important in identifying and investing in prospective portfolio companies.

These criteria provide general guidelines for our investment decisions. However, not all of these criteria will be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments quickly and effectively.

•

Value orientation and positive cash flow. Our investment philosophy places a premium on fundamental analysis and has a distinct value orientation. We focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Typically, we do not expect to invest in start-up companies or companies having speculative business plans.

•

Experienced management and established financial sponsor relationships. We generally require that our portfolio companies have an experienced management team. We also require the portfolio companies to have proper incentives in place to induce management to succeed and to act in concert with our interests as investors. In addition, we focus our investments in companies backed by strong financial sponsors that have a history of creating value and with whom members of our Investment Adviser have an established relationship.

•

Strong and defensible competitive market position. We seek to invest in target companies that have developed leading market positions within their respective markets and are well-positioned to capitalize on growth opportunities. We also seek companies that demonstrate significant competitive advantages versus their competitors, which should help to protect their market position and profitability while enabling us to protect our principal and avoid capital losses.

•

Viable exit strategy. We seek to invest in companies that GSAM believes will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. We expect that such internally generated cash flow, leading to the payment of interest on, and the repayment of the principal of, our investments in portfolio companies to be a key means by which we exit from our investments over time. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or other capital markets transactions.

•

Due diligence. Our Investment Adviser takes a bottom-up, fundamental research approach to our potential investments. It believes it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. Our Investment Adviser conducts a rigorous due diligence process that is applied to prospective portfolio companies and draws from its experience, industry expertise and network of contacts. In conducting due diligence, our Investment Adviser uses information provided by companies, financial sponsors and publicly available information as well as information from relationships with former and current management teams, consultants, competitors and investment bankers.

Our due diligence typically includes:

•	review of historical and prospective financial information;

•	review of the capital structure;

•	analysis of the business and industry in which the company operates;

•	on-site visits;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of loan documents;

•	background checks; and

•	research relating to the portfolio company’s management, industry, markets, products and services and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the team leading the investment presents the investment opportunity to our Investment Committee. This committee determines whether to pursue the potential investment. All new investments are required to be reviewed by the Investment Committee. The members of the Investment Committee are employees of our Investment Adviser and they do not receive separate compensation from us or our Investment Adviser for serving on the Investment Committee.

Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Salvatore Lentini, Jon Yoder, David Yu and Jordan Walter, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

The purpose of our Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Investment Committee process is intended to bring the diverse experience and perspectives of our Investment Committee’s members to the analysis and consideration of every investment. Our Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, our Investment Committee meetings serve as a forum for discussing credit views and outlooks, as well as reviewing investments. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of our Investment Adviser’s investment team are encouraged to share information and views on credits with our Investment Committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

Investment Structure

Once we determine that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment. We negotiate among these parties and use creative and flexible approaches to structure our investment relative to the other capital in the portfolio company’s capital structure.

We expect our secured debt to have terms of approximately three to ten years. We generally obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of this debt. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. Mezzanine debt typically has interest-only payments in the early years, payable in cash or in-kind, with amortization of principal deferred to the later years of the mezzanine debt. In some cases, we may enter into mezzanine debt that, by its terms, converts into equity (or is issued along with warrants for equity) or additional debt securities or defers payments of interest for the first few years after our investment. Typically, our mezzanine debt investments have maturities of three to ten years.

We also invest in unitranche loans, which are loans that combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and other amounts due thereunder over the “last out” portion that we would continue to hold.

In the case of our secured debt and unsecured debt, including mezzanine debt investments, we seek to tailor the terms of the investments to the facts and circumstances of the transactions and the prospective portfolio companies, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio companies to achieve their business plan and improve their profitability. For example, in addition to seeking a senior position in the capital structure of our portfolio companies, we seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as direct investments in the equity or convertible securities of portfolio companies or warrants or options to buy a minority interest in a portfolio company. Any warrants we may receive with our debt securities generally require only a nominal cost to exercise, so as a portfolio company appreciates in value, we may achieve additional investment return from these equity investments. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we may also obtain registration rights in connection with these equity investments, which may include demand and “piggyback” registration rights.

We expect to hold most of our investments to maturity or repayment, but may sell certain investments earlier if a liquidity event takes place, such as the sale or refinancing of a portfolio company. We also may turn over our investments to better position the portfolio as market conditions change.

Ongoing relationships with portfolio companies

Monitoring

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least each quarter and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments with a grade of 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to Portfolio Companies.”

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

While we expect to use the industry information of GSAM’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

Staffing

We do not currently have any employees. Our day-to-day operations are managed by our Investment Adviser. Our Investment Adviser has hired and expects to continue to hire professionals with skills applicable to our business plan, including experience in middle-market investing, leveraged finance and capital markets.

Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 200 West Street, New York, New York 10282. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Legal Proceedings

We and our Investment Adviser are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Our Administrator

Pursuant to our Administration Agreement, our administrator is responsible for providing various accounting and administrative services to us. Our administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our administrator outsources any of its functions, the administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Management Agreement

The investment management and advisory agreement (the “Investment Management Agreement”) with our Investment Adviser was entered into as of January 13, 2017.

Management Services

Pursuant to the terms of the Investment Management Agreement between the Company and the Investment Adviser, GSAM, subject to the overall supervision of the Board of Directors, manages our day-to-day operations and provides investment advisory and management services to the Company.

Subject to compliance with applicable law and published SEC guidance, nothing contained in the Investment Management Agreement in any way precludes, restricts or limits the activities of the Investment Adviser or any of its respective subsidiaries or affiliated parties. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.”

Management Fee

The Management Fee is payable quarterly in arrears, equal to 0.375% (i.e., an annual rate of 1.50%) of our average NAV (including uninvested cash and cash equivalents) at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter, our NAV as of such quarter-end). The Management Fee for any partial quarter will be appropriately prorated. Following the occurrence (if any) of a listing (as defined in “—Exit Event,”), average gross assets (excluding cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the then-current quarter and the prior calendar quarter (and, in the case of our first quarter-end following such event, our gross assets as of such quarter-end) will be used instead of average NAV to calculate the Management Fee.

Management Fees are generally expected to be paid using available funds, in which case these payments will not reduce undrawn Commitments. However, we may drawdown undrawn Commitments for Management Fees, and any such amounts contributed would reduce undrawn Commitments.

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, Management Fees amounted to $3.49 million. The Investment Adviser has voluntarily agreed to permanently waive $0.20 million of the Management Fees for the period from January 11, 2017 (commencement of operations) to December 31, 2017. As of December 31, 2017, net Management Fees payable amounted to $1.55 million.

Incentive Fee

The Incentive Fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. A portion of the Incentive Fee will be based on our income and a portion will be based on our capital gains, each as described below.

Quarterly Incentive Fee Based on Income. Our Investment Adviser is entitled to receive the Incentive Fee based on income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” (as defined below) of 1.75%. For this purpose, the hurdle is computed by reference to our NAV and does not take into account changes in the market price of our common stock (if any). The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the Initial Drawdown Date) (in either case, the “Trailing Twelve Quarters”). However, following the occurrence (if any) of a listing, the Trailing Twelve Quarters will be “reset” so as to include, as of the end of any quarter, the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since the listing, rather than the number of quarters that have occurred since the Initial Drawdown Date).

The “hurdle amount” for the Incentive Fee based on income is determined on a quarterly basis, and is equal to 1.75% multiplied by our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for subscriptions (which shall include all issuances by us of shares of our common stock) and distributions that occurred during the relevant Trailing Twelve Quarters. The Incentive Fee for any partial period will be appropriately prorated. For the portion of the Incentive Fee based on income, we pay our Investment Adviser a quarterly Incentive Fee based on the amount by which (A) Ordinary Income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”

The Incentive Fee based on income for each quarter is determined as follows:

•	No Incentive Fee based on income is payable to our Investment Adviser for any calendar quarter for which there is no Excess Income Amount;

•

100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 2.0588% (or 2.1875% in the event of a listing) multiplied by our NAV at the beginning of each applicable calendar quarter included in the relevant Trailing Twelve Quarters is included in the calculation of the Incentive Fee based on income; and

•

15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Incentive Fee based on income.

The amount of the Incentive Fee based on income that will be paid to our Investment Adviser for a particular quarter will equal the excess of the Incentive Fee so calculated minus the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but will not exceed the Incentive Fee Cap (as described below, and will be subject to the limitations set forth in Section 205(b)(3) of the Advisers Act).

The Incentive Fee based on income that is paid to our Investment Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate Incentive Fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

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

If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Incentive Fee based on income to our Investment Adviser for such quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Incentive Fee based on income that is payable to our Investment Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an Incentive Fee based on income to our Investment Adviser equal to the Incentive Fee calculated as described above for such quarter without regard to the Incentive Fee Cap. In certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. See “Item IA. Risk Factors—Risks Relating to Our Business and Structure—The Incentive Fee based on income takes into account our past performance.”

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

The following is a graphical representation of the calculation of the Incentive Fee based on income prior to a listing, if any:

Incentive Fee based on Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)	The Incentive Fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

The following is a graphical representation of the calculation of the Incentive Fee based on income following a listing:

Incentive Fee based on Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)	The Incentive Fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

Annual Incentive Fee Based on Capital Gains. The Incentive Fee based on capital gains is determined and paid annually in arrears at the end of each calendar year or, in the event of a listing, the date on which such event occurs. At the end of each calendar year (or the occurrence of a listing), we will pay our Investment Adviser an Incentive Fee equal to (A) 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, in each case from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) until the end of such calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from the Initial Drawdown Date (or, following the occurrence (if any) of a listing, from the date on which such event occurs) through the end of such calendar year or listing, as applicable. For the avoidance of doubt, unrealized capital appreciation is excluded from the calculation in clause (A), above.

We will accrue, but not pay, a portion of the Incentive Fee based on capital gains with respect to net unrealized appreciation. Under accounting principles generally accepted in the United States of America (“GAAP”), we are required to accrue an Incentive Fee based on capital gains that includes net realized capital gains and losses and net unrealized capital appreciation and depreciation on investments held at the end of each period. In calculating the accrual for the Incentive Fee based on capital gains, we consider the cumulative aggregate unrealized capital appreciation in the calculation, since an Incentive Fee based on capital gains would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. This accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation or depreciation. If such amount is positive at the end of a period, then we record a capital gains incentive fee equal to 15% (which will be increased to 20% in the event of a listing, from the date of such listing) of such amount, minus the aggregate amount of actual Incentive Fees based on capital gains paid in all prior periods (or, following the occurrence (if any) of a listing, in all prior periods beginning with the date on which such event occurs).

If such amount is negative, then there is no accrual for such period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the avoidance of doubt, the following Incentive Fee examples reflect the calculation of actual payments of the Incentive Fee rather than accruals of the Incentive Fee.

Example of Calculation of the Incentive Fee based on Income Assumptions

Assumptions(1)

•	Quarter 1

•	Net Asset Value at the start of Quarter 1 = $100.0 million

•	Quarter 1 Ordinary Income = $6.0 million

•	Quarter 1 Net Capital Gain = $1.0 million

•	Quarter 1 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)

•	Quarter 1 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)

•	Quarter 2

•	Net Asset Value at the start of Quarter 2 = $100.0 million

•	Quarter 2 Ordinary Income = $1.5 million

•	Quarter 2 Net Capital Gain = $1.0 million

•	Quarter 2 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)

•	Quarter 2 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)

•	Quarter 3

•	Net Asset Value at the start of Quarter 3 = $100.0 million

•	Quarter 3 Ordinary Income = $2.0 million

•	Quarter 3 Net Capital Loss = ($6.0) million

•	Quarter 3 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)

•	Quarter 3 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)

•	Quarter 4

•	Net Asset Value at the start of Quarter 4 = $100.0 million

•	Quarter 4 Ordinary Income = $3.5 million

•	Quarter 4 Net Capital Gain = $3.0 million

•	Quarter 4 Hurdle Amount = $1.75 million (calculated based on an annualized 7.00% hurdle rate)

•	Quarter 4 Catch-up Amount = $2.06 million (calculated based on an annualized 8.24% rate)

(1)

For illustrative purposes, Net Asset Value is assumed to be $100.0 million as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters. The example is also based on the calculation prior to any listing.

Determination of Incentive Fee based on income

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $1.75 million and the Catch-up Amount of $2.06 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of approximately $901,000 ((100% of $310,000) + (15% of $3.94 million)) is payable to our Investment Adviser for Quarter 1.

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $1.75 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.5 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $4.12 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of approximately $229,000 ($1.13 million ((100% of $620,000) + (15% of $3.38 million)) minus $901,000 paid in Quarter 1) is payable to our Investment Adviser for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $5.25 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $6.18 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(305,000), calculated as follows:

(15% x ($9.5 million minus $4.0 million)) minus $1.13 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Investment Adviser for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $7.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $8.24 million. The calculation of the Incentive Fee based on income would be approximately $820,000 ($1.95 million (100% of $1.24 million) + (15% of $4.76 million) minus $1.13 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals approximately $670,000 calculated as follows:

(15% x ($13.0 million minus $1.0 million)) minus $1.13 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of approximately $820,000 calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of approximately $670,000 is payable to our Investment Adviser for Quarter 4.applying the Incentive Fee Cap, an Incentive Fee based on income of $900,000 is payable to our Investment Adviser for Quarter 4.

Examples of Calculation of Incentive Fee based on Capital Gains

Assumptions(1)

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $30 million, fair value of Investment B determined to be $25 million and fair value of Investment C determined to be $27 million

•	Year 3: fair value of Investment B determined to be $29 million and Investment C sold for $30 million

•	Year 4: fair value of Investment B determined to be $40 million

Determination of Incentive Fee based on capital gains

The Incentive Fee based on capital gains, if any, would be:

•	Year 1: None

•

Year 2: $750,000, the portion of the Incentive Fee based on capital gains equals (A) 15% of the difference, if positive, of the sum of our aggregate realized capital gains, if any, computed net of our aggregate realized capital losses, if any, and our aggregate unrealized capital depreciation, if any, in each case from the Initial Drawdown Date until the end of the applicable calendar year or listing, as applicable, minus (B) the cumulative amount of Incentive Fees based on capital gains previously paid to our Investment Adviser from the Initial Drawdown Date.

Therefore, using the assumptions above, the Incentive Fee based on capital gains equals (A) 15% x ($10.0 million—$5.0 million) minus (B) $0.

Therefore, the Incentive Fee based on capital gains equals $750,000.

•	Year 3: $1.35 million, which is calculated as follows:

The Incentive Fee based on capital gains equals (A) 15% x ($15.0 million—$1.0 million) minus (B) $750,000.

Therefore, the Incentive Fee based on capital gains equals $1.35 million.

•	Year 4: $150,000, which is calculated as follows:

The Incentive Fee based on capital gains equals (x) (A) 15% x ($15.0 million—$0 million) minus (B) $2.1 million.

Therefore, the Incentive Fee based on capital gains equals $150,000.

(1)	The example is based on the calculation prior to any listing.

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $0.08 million, for which none were realized.

Organizational and Operating Expenses

Our primary operating expenses include the payment of the Management Fee and the Incentive Fee to our Investment Adviser, legal and professional fees, interest, fees and other expenses of Financings (as defined in “—Investment Period” above) and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our Investments. We bear all other costs and expenses of our operations and transactions in accordance with the Investment Management Agreement and Administration Agreement, including those relating to: (i) our operational and organizational expenses; (ii) fees and expenses, including travel expenses, incurred by our Investment Adviser or payable to third parties related to our Investments, including, among others, professional fees (including the fees and expenses of consultants and experts) and fees and expenses from evaluating, monitoring, researching and performing due diligence on Investments and prospective Investments; (iii) interest, fees and other expenses payable on Financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any Independent Valuation Advisor (as defined below)); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of our Administrator, transfer agent or sub-transfer agent; (x) the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares; (xi) the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering us as a broker or a dealer; (xii) the fees and expenses of our Independent Directors; (xiii) the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;(xiv) costs of holding stockholder meetings; (xv) listing fees, if any, (xvi) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by our organizational documents insofar as they govern agreements with any such custodian; (xvii) insurance premiums; and (xviii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. Our Investment Adviser is not be required to pay expenses of activities which are primarily intended to result in sales of common stock, including all costs and expenses associated with the preparation and distribution of the Offering Memorandum related to our private offering and the Subscription Agreements (as defined in “—Formation Transactions and Private Offering ” above).

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we paid our Investment Adviser a total of $1.74 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $1.74 million in Management Fees and $0.00 in Incentive Fees.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for two years initially and will continue for periods of one year thereafter but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors, by vote of a majority of the outstanding voting securities of the Company, or by the Investment Manager. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of our Investment Adviser for our success.”

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors approved the Investment Management Agreement at an in person meeting held on June 14, 2016. In its consideration of the approval of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Investment Adviser;

•	the contractual terms of the Investment Management Agreement, including the structure of the Management Fee and the Incentive Fee;

•	comparative data with respect to the advisory fees and other expenses paid by other externally managed BDCs with similar investment objectives and strategies;

•	information about the services performed and the personnel performing such services under the Investment Management Agreement;

•	comparative data with respect to our investment performance and the performance of other BDCs with comparable investment objectives and strategies;

•	any existing and potential benefits to the Investment Adviser or its affiliates from its relationship with us;

•	other potential benefits to us as a result of our relationship with the Investment Adviser; and

•	such other matters as the Board of Directors determined were relevant to their consideration of the Investment Management Agreement.

Limitation of Liability of the Investment Adviser

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Investment Adviser’s advice or recommendations.

Organization of our Investment Adviser

Our Investment Adviser is registered as an Investment Adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at 200 West Street, New York, New York 10282.

Administration Agreement

We have entered into an Administration Agreement (the “Administration Agreement”) with State Street Bank and Trust Company (the “Administrator”) under which the Administrator is responsible for providing various accounting and administrative services to us.

The Administration Agreement provides that the Administrator is not liable to us for any damages or other losses arising out of the performance of its services thereunder except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us.

We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that our Administrator outsources any of its functions, the Administrator pays any compensation associated with such functions.

We are not obligated to retain our Administrator. The Administration Agreement may be terminated by either party without penalty upon 30 days’ written notice to the other party.

The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with State Street Bank and Trust Company in effect prior to such retention, including, without limitation, providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Our stockholders will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

Transfer Agent

Goldman Sachs & Co. serves as our transfer agent, registrar and disbursing agent.

License Agreement

We are a party to a license agreement (the “License Agreement”) with an affiliate of Goldman Sachs pursuant to which we have been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, we do not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not our Investment Adviser or if our continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, we have no legal right to the “Goldman Sachs” name.

Regulation

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

Any issuance of preferred stock must comply with the requirements of the Investment Company Act. Additionally, the Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our policies described above is fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to certain of the limits under the Investment Company Act noted above. Specifically, such private funds may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition).

Investment companies registered under the Investment Company Act are also subject to the restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors would be required to hold a smaller position in our shares than if they were not subject to such restrictions.

We are generally not able to issue and sell the shares at a price below the then-current NAV per share. We may, however, sell the shares at a price below the then-current NAV per share if the Board of Directors determines that such sale is in our best interests and the best interests of the stockholders, and the stockholders approve such sale.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)

is not an investment company (other than a small business investment company (“SBIC”) wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

•

does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;

•	is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company that we control.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)

Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “—Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes.

Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 2 to 1 immediately after each such issuance. Increasing the amount of debt that BDCs may incur by modifying the asset coverage ratio from 200% to 150% has been under recent congressional consideration. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also adopted our Investment Adviser’s Code of Ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The Codes of Ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by writing the SEC’s Public Reference Section, Washington, DC 20549-0102, or by electronic request to publicinfo@sec.gov.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For client accounts for which our Investment Adviser has voting discretion, our Investment Adviser has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s shareholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of client accounts. These Guidelines address a wide variety of individual topics, including, among other matters, shareholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various shareholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (the “Portfolio Management Teams”) may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process. Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for client accounts, which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the shareholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work flow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing its proxy voting decisions that our Investment Adviser makes on behalf of a client account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed, and the establishment of information barriers between our Investment Adviser and other Goldman Sachs’ businesses. Notwithstanding such proxy voting policies and procedures, actual proxy voting decision of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations.

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Stockholders may obtain information about proxy voting in the Company’s annual proxy statement (the “Proxy”) filed on Schedule 14A with the United States Securities and Exchange Commission (the “SEC”). Proxies are available upon request to the Company or by visiting the SEC’s website at www.sec.gov. Requests to the Company should be addressed to:

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

71S WACKER DR

SUITE 500

CHICAGO, IL 60606

Privacy Principles

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We generally will not receive any nonpublic personal information relating to stockholders who purchase our common stock. We may collect nonpublic personal information regarding our existing investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by our investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect your information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or are under common control with the investment adviser.

The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC. On January 4, 2017, the SEC granted GS BDC, GS PMMC and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC , GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, the Investment Adviser or underwriter against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. As discussed in more detail below, as an “emerging growth company” we are exempt from certain provisions under the Sarbanes-Oxley Act. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), signed into law in April 2012 until the earliest of:

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or

•

the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or

•	The date five years after the date of an initial public offering of us.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Compliance with the Bank Holding Company Act

As a BHC and FHC, the activities of Group Inc. and its affiliates are subject to certain restrictions imposed by the Bank Holding Company Act of 1956, as amended (the “BHCA”), and related regulations. BHCs and FHCs are subject to supervision and regulation by the Federal Reserve Board (the “Federal Reserve”).

Because Group Inc. may be deemed to “control” us within the meaning of the BHCA, restrictions under the BHCA could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Group Inc. and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and accounts managed by our Investment Adviser and its affiliates. In addition, Goldman Sachs may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.”

ITEM 1A. RISK	FACTORS

Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and stockholders may lose all or part of their investment.

Risks Relating to Our Business and Structure

We are a new company and have a limited operating history.

We are a new company with limited operating history, and as a result, we have minimal financial information on which to evaluate an investment in us or our prior performance. Stockholders must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our Investments rather than evaluating our Investments in advance of purchasing shares of our common stock. Because stockholders are not able to thoroughly evaluate our Investments in advance of purchasing our shares, the offering may entail more risk than other types of offerings. This additional risk may hinder the ability of our investors to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program which is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts. Accordingly, our results may differ from and are independent of the results obtained by such other Accounts. Moreover, past performance is no assurance of future returns.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of a stockholder’s investment could decline substantially or could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable Investments in middle-market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary Investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt Investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Management Fee to our Investment Adviser throughout this interim period irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

The potentially limited term of the Company and the Investment Period may impact our investment strategy.

Unless earlier liquidated by the Board of Directors or extended by the Board of Directors (and, to the extent necessary, a majority-in-interest of the stockholders), the term of the Company (the “Term”) will end on the six year anniversary of the Final Closing Date unless an Exit Event occurs prior to that time. Due to the potentially finite term of the Company, we may be required to sell Investments at an inopportune time, which could adversely affect our performance and/or cause us to seek to invest in loans with a shorter term than would be the case if the Term was longer, which might adversely affect the nature and/or quality of our Investments.

Following the expiration of the Investment Period, we will not be permitted to reinvest proceeds realized from the sale or repayment of any Investment. Accordingly, we may be required to distribute such proceeds to stockholders, which would cause our fixed expenses to increase as a percentage of assets under management. In addition, any proceeds realized from the sale or repayment of Investments could result in an increased concentration of our portfolio, which could increase the risks associated with ownership of the shares of our common stock. For more, see “—Risks Relating to Our Portfolio Company Investments—Our portfolio may be focused in a limited number of Portfolio Companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.”

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There have been more recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If similar adverse and volatile market conditions repeat in the future, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than the NAV per share without first obtaining approval for such issuance from our stockholders and our Independent Directors. Volatile economic conditions may lead to strategic initiatives such as the recent increase in merger activity in the BDC space.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, then investors in our common stock may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our Portfolio Companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuations and on the potential for liquidity events. While most of our Investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our Investments are sold in a principal market to market participants (even if we plan on holding an Investment through its maturity). As a result, volatility in the capital markets can adversely affect our Investment valuations. Further, the illiquidity of our Investments may make it difficult for us to sell such Investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our Investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing Portfolio Companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year that includes the Initial Drawdown Date, there can be no assurances that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities payments with respect to loans of certain securities, or net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities.

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain Investments quickly in order to prevent the loss of RIC status. Because most of our Investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We are dependent upon management personnel of our Investment Adviser for our success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently employs, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our Investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our Investment Adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other business development companies and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC and GS PMMC. Therefore, we expect these individuals may have obligations to investors in such other business development companies, the fulfillment of which might not be in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other business development companies. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and is expected to manage other vehicles in the future that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other funds managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GSAM, GS BDC, GS PMMC and the Company the Exemptive Relief, which permits us to co-invest with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain terms and conditions in the Exemptive Relief. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

There could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds managed by our Investment Adviser that are able to rely on the order. In the absence of an SEC order, when our Investment Adviser identifies certain negotiated investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ Financial and Other Interests May Incentivize Goldman Sachs to Favor Other Accounts

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other business development companies (including GS BDC and GS PMMC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other business development companies (including GS BDC and GS PMMC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate four times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our Investment Adviser’s Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC, GS PMMC and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our Portfolio Companies. These demands on their time, which will increase as the number of Investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure stockholders that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017. To qualify, and maintain our qualification as a RIC, among other requirements, we will be required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue stock to investors, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Subchapter M of the Code and the terms of any indebtedness or preferred stock, after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive Investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments). Consequently, if the value of our assets declines, we may be required to sell a portion of our Investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. A recent legislative proposal would modify the relevant section of the Investment Company Act and increase the amount of debt that we may incur. If such legislation were to pass, we may increase our leverage to the extent then permitted by the Investment Company Act and the risks associated with an investment in us may increase accordingly.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our common stockholders. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

Also, if we have senior debt securities or other credit facilities, any obligations to such creditors may be secured by a pledge of and security interest in some or all of our assets, including our portfolio of Investments, our cash and/or our right to call Undrawn Commitments from the stockholders. If we enter into a subscription credit facility, the lenders (or their agent) may have the right on behalf of us directly to call Undrawn Commitments and enforce remedies against the stockholders. In the case of a liquidation event, lenders and other creditors would receive proceeds to the extent of their security interest before any distributions are made to our stockholders. Any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our activities, including our investment activities (such as industry concentrations) and distributions, have defaults triggered by, among other things, a change of control or change of investment adviser, remedies on default and similar matters.

We may, to the extent permitted by applicable law including the Investment Company Act, become co-liable (as a joint borrower, guarantor or otherwise) for borrowings or other types of leverage of our subsidiaries or other entities in which we have an interest, including joint ventures.

In addition, we may be unable to obtain our desired leverage, which would, in turn, affect a stockholder’s return on investment.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder (1)	(12.11)%	(6.30)%	(0.49)%	5.31%	11.12%

(1)

Assumes (i) $532.13 million in total assets including debt issuance costs as of December 31, 2017, (ii) $62.00 million in outstanding indebtedness as of December 31, 2017, (iii) $458.13 million in net assets as of December 31, 2017 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.66%.

Based on our outstanding indebtedness of $62.00 million as of December 31, 2017 and an annualized average interest rate on our indebtedness as of December 31, 2017, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 3.66%, our investment portfolio at fair value would have had to produce an annual return of approximately 0.43% to cover annual interest payments on the outstanding debt.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC and GS PMMC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us, GS BDC, GS PMMC or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we will offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring.

We may lose Investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make Investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these Investments. We cannot assure stockholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.

The Management Fee is payable even in the event the value of stockholders’ investments declines.

In addition, the Incentive Fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement and also to incur leverage, which will tend to enhance returns where our portfolio has positive returns. Our Investment Adviser receives the Incentive Fee based, in part, upon capital gains realized on our Investments. As a result, our Investment Adviser may have an incentive to invest more in companies whose securities are likely to yield capital gains, as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher Investment losses, particularly during cyclical economic downturns.

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these Investments, we accrue the interest over the life of the Investment but do not receive the cash income from the Investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount, payment-in-kind (“PIK”) interest and zero coupon securities). Furthermore, in the event of a listing, our Investment Adviser will be able to earn a higher Incentive Fee.

The Incentive Fee based on income takes into account our past performance.

The Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the Incentive Fee using reference to the Trailing Twelve Quarters is that, in certain limited circumstances, an Incentive Fee based on income will be payable to our Investment Adviser although our net income for such quarter did not exceed the hurdle rate or the Incentive Fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an Incentive Fee may still be paid to our Investment Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, our Investment Adviser would be entitled to an Incentive Fee whereas it would not have been entitled to an Incentive Fee if calculated solely on the basis of our performance for the applicable quarter.

We incur significant costs as a result of being registered under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We will implement procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we are not required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we will be required to report on our internal control over financial reporting pursuant to Section 404 starting with our fiscal year ending December 31, 2018. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer” or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and Group Inc. are discussed in more detail elsewhere in this report.

Group Inc., including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in Portfolio Companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the 1940 Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC and GS PMMC), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

In addition, Goldman Sachs or another investment vehicle managed by Goldman Sachs may hold securities of a Portfolio Company in a different class or a different part of the capital structure of such Portfolio Company than us. As a result, Goldman Sachs or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a Portfolio Company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such Portfolio Company or issuer for reputational, legal, regulatory or other reasons.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice (except as required by the Investment Company Act or other applicable laws) and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our common stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Changes in laws or regulations governing our operations or the operations of our Portfolio Companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our Portfolio Companies to comply with these laws or regulations, could require changes to certain of our or our Portfolio Companies’ business practices, negatively impact our or our Portfolio Companies’ operations, cash flows or financial condition, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies.

We and our Portfolio Companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our Portfolio Companies to comply with these laws or regulations, could require changes to certain of our or our Portfolio Companies’ business practices, negatively impact our or our Portfolio Companies’ operations, cash flows or financial condition, impose additional costs on us or our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which impacts many aspects of the financial services industry. Some of the provisions of the Dodd-Frank Act have been implemented, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our Portfolio Companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our Portfolio Companies, impose additional costs on us and our Portfolio Companies, intensify the regulatory supervision of us and our Portfolio Companies or otherwise adversely affect our business or the business of our Portfolio Companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the Investment Company Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our total assets or we may borrow an amount equal to 100% of net assets).

The Financial CHOICE Act of 2017, which was passed by the U.S. House of Representatives in June 2017, would modify this section of the Investment Company Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

The Tax Cuts and Jobs Act could have a negative effect on us, our subsidiaries, our portfolio companies and the holders of our Securities.

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve H.R. 1 (the “Tax Cuts and Jobs Act”) and, on December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the Investment Adviser’s part in the performance of its duties or from reckless disregard by the Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by the Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as the Investment Adviser’s employee or agent. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint transactions” with an affiliate, which could include joint investments in the same Portfolio Company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Exemptive Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt Investments we make, default rates on such Investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We are exposed to risks associated with changes in interest rates.

Our debt Investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of our common stock and our rate of return on invested capital. We expect that most of our floating rate Investments will be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Because we intend to borrow money and may issue preferred stock to finance Investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our Investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

A reduction in the interest rates on new Investments relative to interest rates on current Investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any Investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield.

In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt Investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income.

Our activities may be limited as a result of potentially being deemed to be controlled by a bank holding company.

Goldman Sachs is a BHC under the BHCA and is therefore subject to supervision and regulation by the Federal Reserve. In addition, Goldman Sachs is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Goldman Sachs may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, Goldman Sachs and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to Goldman Sachs and us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our Investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Goldman Sachs and its affiliates (including our Investment Adviser) for client and proprietary Accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Goldman Sachs may utilize available capacity to make investments for its proprietary Accounts or for the Accounts of other clients, which may require us to limit and/or liquidate certain Investments.

These restrictions may materially adversely affect us by, among other things, affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, Goldman Sachs may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Goldman Sachs and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us or other funds and Accounts managed by our Investment Adviser and its affiliates. Goldman Sachs may seek to accomplish this result by causing GSAM to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of Goldman Sachs’ investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

Recent Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Investment Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on engaging in such transactions other than for hedging purposes, whereby the use of transactions not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such transactions does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into such transactions to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

We are dependent on information systems, and systems failures, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Management Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of our common stock and our ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve a third party or our own personnel gaining unauthorized access to our information systems for purposes of obtaining ransom payments, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our reputation or business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Goldman Sachs and third-party service providers. Goldman Sachs and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

There are risks associated with any potential Merger with or Asset Sale to another BDC.

Our Investment Adviser may in the future recommend to the Board of Directors that we merge with or sell all or substantially all of our assets to one or more funds including a fund that could be managed by our Investment Adviser (including another business development company). We do not expect that our Investment Adviser would recommend any such Merger or Asset Sale unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of us and any proposed merger partner, portfolio composition, potential synergies from the Merger or Asset Sale, available alternative options and market conditions. In addition, no such Merger or Asset Sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Investment Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Investment Adviser by us and by the entity resulting from such a Merger or Asset Sale or efficiencies or other benefits to our Investment Adviser as a result of managing a single, larger fund instead of two separate funds.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets.

Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our Investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our Portfolio Companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our Portfolio Companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential decline in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our Portfolio Companies located in the United Kingdom or Europe.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the Investment Company Act are also subject to this restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

Stockholders may be subject to filing requirements under the Exchange Act as a result of their investment in us.

Ownership information for any person or group that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide in our quarterly statements the amount of outstanding stock, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition beneficial owners of 10% or more of our common stock will be subject to reporting obligations under Section 16(a) of the Exchange Act.

Stockholders may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.

Persons with the right to appoint a director or who beneficially own more than 10% of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

Investors may fail to pay their Undrawn Commitment.

The obligation of stockholders to fund Undrawn Commitments is without defense, counterclaim or offset of any kind. However, if a stockholder fails to pay any amount of its Commitment when called, other stockholders who have an Undrawn Commitment may be required to fund their respective Commitments sooner and in a greater amount (but not more than their Undrawn Commitment) than they otherwise would have absent such a default.

In addition, if funding of Commitments by other stockholders and borrowings by us are inadequate to cover defaulted Commitments, we may make fewer Investments and be less diversified than if all stockholders had paid their contributions. Additionally, we may be forced to obtain substitute sources of liquidity by selling Investments to meet our funding obligations. Such forced sales of investment assets by us may be at disadvantageous prices. In addition, if we are not able to obtain substitute sources of liquidity, we may default on our funding obligations.

If we consummate a listing, the Management Fee and Incentive Fee will increase.

Subsequent to a listing, the Management Fee will be calculated as a percentage of the average value of our gross assets including borrowed funds (excluding cash or cash equivalents) at the end of the prior two completed calendar quarters, which will result in a higher Management Fee for a given level of assets when compared to the current Management Fee calculated based on NAV and will create an incentive for our Investment Adviser to incur leverage. In addition, subsequent to a listing, the Incentive Fee on income will increase from 15% to 20% of our Ordinary Income and the Incentive Fee on capital gains will increase from 15% to 20% of our aggregate realized capital gains net of our aggregate realized capital losses and our aggregate unrealized capital depreciation (in each case calculated from the date of such listing).

Risks Relating to Our Portfolio Company Investments

Our Investments are very risky and highly speculative.

We will invest primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as select equity Investments. The securities in which we invest will generally not be rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the Portfolio Company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the Portfolio Company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a Portfolio Company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt, including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of Portfolio Companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

•

such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our Portfolio Companies and, in turn, on us;

•

such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•

there is generally little public information about these companies, they and their financial information are not subject to the reporting requirements of the Exchange Act and other regulations that govern public companies and we may be unable to uncover all material information about these companies, which may prevent us from making a fully informed investment decision and cause us to lose money on our Investments;

•	our executive officers, directors and Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our Investments in the Portfolio Companies; and

•

such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness, including any debt securities held by us, upon maturity.

Many of our portfolio securities may not have a readily available market price and we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the Investment.

The majority of our Investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors is expected to utilize the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of certain illiquid investments as of each quarter end. Investment professionals from our Investment Adviser will also prepare Portfolio Company valuations using sources and/or proprietary models, depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our Investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

When our NAV is determined other than on a quarter-end (such as in connection with issuances of shares of our common stock on dates occurring mid-quarter), such determinations of NAV are typically made by our Investment Adviser, acting under delegated authority from, and subject to the supervision of our Board of Directors. While such NAV determinations are made in accordance with procedures adopted by our Board of Directors, such intra-quarter NAV determinations do not follow the same procedures as quarter-end NAV determinations, such as the input of our Audit Committee or Independent Valuation Advisors, which may heighten the risks described above. However, we intend to comply at all times with the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing shares of common stock at a price below the then-current NAV, as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

The lack of liquidity in our Investments may adversely affect our business.

Various restrictions will render our Investments relatively illiquid, which may adversely affect our business. As we will generally make investments in private companies, substantially all of these Investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our Investments. The illiquidity of our Investments may make it difficult for us to sell such Investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our Investments or could be unable to dispose of our Investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of Portfolio Companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of Investments perform poorly or if we need to write down the value of any one Investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2017, Software, together with Internet Software & Services, represented 18.9% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

We will generally not be in a position to exercise control over our Portfolio Companies or to prevent decisions by management of our Portfolio Companies that could decrease the value of our investments.

We will not generally hold controlling equity positions in our Portfolio Companies. While we are obligated as a BDC to offer to make managerial assistance available to our Portfolio Companies, there can be no assurance that management personnel of our Portfolio Companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a Portfolio Company, we are subject to the risk that such Portfolio Company may make business decisions with which we disagree, and the stockholders and management of such Portfolio Company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity Investments that we may hold in our Portfolio Companies, we may not be able to dispose of our Investments in the event we disagree with the actions of a Portfolio Company, and may therefore suffer a decrease in the value of our Investments.

In addition, we may not be in a position to control any Portfolio Company by investing in its debt securities. As a result, we are subject to the risk that a Portfolio Company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may be subject to risks associated with investments in real estate loans.

Our Investment Adviser, on our behalf, may periodically invest in loans related to real estate and real estate-related assets, and such investments will be subject to the risks inherent to investment in real estate-related assets generally. These risks include, but are not limited to, regional, national and international economic conditions, the supply and demand for properties, the financial resources of tenants, buyers and sellers of properties, changes in building, environmental, zoning and other laws and regulations, changes in real property tax rates, changes in interest rates and the availability of financing, which may render the sale or refinancing of properties difficult or impracticable, environmental liabilities, uninsured losses, acts of God, natural disasters, terrorist attacks, acts of war (declared and undeclared), strikes and other factors which are beyond the control of our Investment Adviser and us.

We may be subject to risks associated with investments in energy companies.

The energy industry has been in a period of disruption and volatility that has been characterized by fluctuations in oil and gas prices and production levels. This disruption and volatility has led to, and future disruptions and volatility may lead to, decreases in the credit quality and performance of our potential debt and equity Investments in energy companies, which could, in turn, negatively impact the fair value of our Investments in energy companies. Any prolonged decline in oil and gas prices or production levels could adversely impact the ability of our potential Portfolio Companies in the energy industry to satisfy financial or operating covenants that may be imposed by us and other lenders or to make payments to us as and when due, which could have a material adverse effect on our business, financial condition and results of operations. In addition, energy companies are subject to supply and demand fluctuations in the markets in which they operate, which are impacted by numerous factors, including weather, use of renewable fuel sources, natural disasters, governmental regulation and general economic conditions, in addition to the effects of increasing regulation and general operational risks, any of which could have a material adverse effect on the performance and value of our energy-related Investments as well as our cash flows from such Investments.

Our failure to make follow-on investments in our Portfolio Companies could impair the value of our portfolio.

Following an initial investment in a Portfolio Company, we may make additional investments in that Portfolio Company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our Investment.

We may elect not to make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on Investments, subject to the availability of capital resources and the limitations set forth in “Item 1. Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a Portfolio Company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-oninvestment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in our credit facilities or compliance with the requirements for maintenance of our RIC status.

Our Portfolio Companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make will be prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the Portfolio Company and the existence of favorable financing market conditions that permit such Portfolio Company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each Portfolio Company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our Portfolio Company’s success. Investments in equity securities involve a number of significant risks, including:

•

any equity investment we make in a Portfolio Company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•	to the extent that the Portfolio Company requires additional capital and is unable to obtain it, we may not recover our investment; and

•

in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the Portfolio Company.

Even if the Portfolio Company is successful, our ability to realize the value of our Investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the Portfolio Company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our Investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•

preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;

•	preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;

•	preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and

•	generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and Incentive Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear their pro rata share of the Management Fee and Incentive Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our NAV.

As a BDC, we are required to carry our Investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board of Directors. We may take into account the following types of factors, if relevant, in determining the fair value of our Investments: the enterprise value of a Portfolio Company (the entire value of the Portfolio Company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the Portfolio Company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the Portfolio Company does business, a comparison of the Portfolio Company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our Investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our Investments are sold in a principal market to market participants (even if we plan on holding an Investment through its maturity). As a result, volatility in the capital markets can also adversely affect our Investment valuations. Decreases in the market values or fair values of our Investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our Portfolio Companies and harm our operating results.

Our Portfolio Companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our Investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A Portfolio Company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the Portfolio Company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our Portfolio Company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting Portfolio Company.

Our Portfolio Companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our Investments in such companies, which could have an adverse effect on us in any liquidation of the Portfolio Company.

Our Portfolio Companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our Investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our Investments. These debt instruments would usually prohibit the Portfolio Companies from paying interest on or repaying our Investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a Portfolio Company, holders of securities ranking senior to our Investment in that Portfolio Company typically are entitled to receive payment in full before we receive any distribution in respect of our Investment. After repaying such holders, the Portfolio Company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our Investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant Portfolio Company.

Additionally, certain loans that we make to Portfolio Companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the Portfolio Company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the Portfolio Company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the Portfolio Company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our Portfolio Companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last out piece of a unitranche loan.

We may also make unsecured loans to Portfolio Companies, meaning that such loans will not benefit from any interest in collateral of such Portfolio Companies. Liens on such Portfolio Companies’ collateral, if any, will secure the Portfolio Company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the Portfolio Company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the Portfolio Company’s remaining assets, if any.

Our Portfolio Companies may be highly leveraged.

Some of our Portfolio Companies may be highly leveraged, which may have adverse consequences to these Portfolio Companies and to us as an investor. These Portfolio Companies may be subject to restrictive financial and operating covenants and the leverage may impair these Portfolio Companies’ ability to finance their future operations and capital needs. As a result, these Portfolio Companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our Investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. Investments.

Our investment strategy contemplates potential Investments in securities of non-U.S. companies to the extent permissible under the Investment Company Act. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks are likely to be more pronounced for investments in companies located in emerging markets and particularly for middle-market companies in these economies.

Our Investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “—Risks Relating to Our Business and Structure—We will be exposed to risks associated with changes in interest rates.”

We may form one or more CLOs, which may subject us to certain structured financing risks.

To the extent permissible under risk retention rules and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our Investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these Investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these Investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. Additionally, there could be a significant lag in time between any Drawdown Date and our funding of investments. See “—Risks Relating to Our Business and Structure—We are a new company and have no operating history.”

We intend to use substantially all of the proceeds from the offering of our common stock, net of expenses, to make investments in accordance with our investment objectives and using the strategies described in this report. We anticipate that the remainder will be used for working capital and general corporate purposes, including the payment of operating expenses. However, subject to the restrictions of applicable law and regulations, including the Investment Company Act and the Code, we have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We may also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new Investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in Portfolio Companies, are used to pay operating expenses.

We may initially invest a portion of the net proceeds from the offering of common stock primarily in high-quality short-term investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may initially invest a portion of the net proceeds from the offering of common stock primarily in cash, cash equivalents, U.S. government securities and other high-quality short-term investments. These securities may earn yields substantially lower than the income that we anticipate receiving once we are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends during this period or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested. If we do not realize yields in excess of our expenses, we may incur operating losses.

Risks Relating to the Offering and to Our Common Stock

Investing in our common stock involves an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our Investments in Portfolio Companies may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Stockholders do not have preemptive rights to any shares we issue in the future. We may decide, in accordance with the process described below, to issue additional shares at or below the NAV per share. To the extent we issue additional shares, a stockholder’s percentage ownership interest in us may be diluted. In addition, if such shares are issued below NAV, existing stockholders may also experience dilution in the book value and fair value of their shares.

We are generally not able to issue and sell our common stock at a price per share below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock (i) with the consent of a majority of our common stockholders (and a majority of our common stockholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and our stockholders.

We may in the future determine to issue preferred stock, which could adversely affect the market value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock each constitutes a “senior security” for purposes of the 2 to 1 asset coverage test.

Certain provisions of our certificate of incorporation and bylaws and the Delaware General Corporation Law (“DGCL”), as well as other aspects of our structure, could deter takeover attempts and have an adverse impact on the price of our common stock.

Our certificate of incorporation and bylaws, as well as the DGCL, contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, our certificate of incorporation and bylaws:

•	provide that our Board of Directors will be classified in the event of a listing, which may delay the ability of our stockholders to change the membership of a majority of our Board of Directors;

•	do not provide for cumulative voting;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	provide that our directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors upon Board classification at the time of a listing;

•	provide that stockholders may only take action at an annual or special meeting of stockholders, and may not act by written consent;

•	restrict stockholders’ ability to call special meetings; and

•	require a supermajority vote of stockholders to effect certain amendments to our certificate of incorporation and bylaws.

We have provisions comparable to those of Section 203 of the DGCL (other than with respect to Group Inc. and its affiliates and certain of its or their direct or indirect transferees and any group as to which such persons are a party). These provisions generally prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board of Directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board of Directors and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock. In addition, certain aspects of our structure, may have the effect of discouraging a third party from making an acquisition proposal for us.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

All distributions will be paid at the discretion of the Board of Directors and will depend on such factors as the Board determines to be relevant from time to time, including our earnings, financial condition and compliance with any debt covenants we may be subject to. Accordingly, we may not pay distributions to stockholders.

The distributions we pay to stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its common stock and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such common stock. Distributions in excess of a holder’s adjusted tax basis in its common stock will constitute capital gains to such holder. Stockholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of a RIC’s net ordinary income or capital gains when they are not. Accordingly, stockholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to stockholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount (“OID”) or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Our stockholders may receive shares of our common stock as distributions, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. We are not subject to restrictions on the circumstances in which we may declare a portion of a distribution in shares of our stock but would generally anticipate doing so only in unusual situations, such as, for example, if we do not have sufficient cash to meet our RIC distribution requirements under the Code. Generally, were we to declare such a distribution, we would allow stockholders to elect payment in cash and/or shares of our stock of equivalent value, with a percentage limitation on the portion of the total distribution available to be received in cash. Under published IRS guidance, the entire distribution will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards our RIC distribution requirements under the Code, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution is required to be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock) under a formula provided in the applicable IRS guidance. The number of shares of our stock declared would thus depend on the applicable percentage limitation on cash available for distribution, the stockholders’ individual elections to receive cash or stock, and the value of the shares of our stock. Each stockholder generally would be treated as having received a taxable distribution (including for purposes of the withholding tax rules applicable to a Non-U.S. stockholder) on the date the distribution is received in an amount equal to the cash that such stockholder would have received if the entire distribution had been paid in cash, even if the stockholder received all or most of the distribution in shares of our common stock. We currently do not intend to pay distributions in shares of our common stock, but there can be no assurance we will not do so in the future.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

During the period when we have elected to be treated as a RIC, we generally expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure a stockholder that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX OR, IF ELIGIBLE, WILL BE REPORTED AS SUCH BY US. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED

FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED

NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. BECAUSE OUR COMMON STOCK WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN OUR COMMON STOCK WILL GENERALLY BE ILLIQUID, NON-U.S. STOCKHOLDERS WHOSE DISTRIBUTIONS ON OUR COMMON STOCK ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR SHARES OF OUR COMMON STOCK EASILY OR QUICKLY OR AT ALL.

The continued uncertainty related to the sustainability and pace of economic recovery in the U.S. and globally could have a negative impact on our business.

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the US as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the Investment Company Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

Investors in offerings after the initial closing could receive fewer shares of common stock than anticipated.

The purchase price per share of our common stock in any closing after the initial closing is expected to be determined to ensure that such price is equal to our then-current NAV per share. As a result, in the event of an increase in our NAV per share, the purchase price for shares purchased in any closing after the initial closing may be higher than the prior monthly NAV per share, and therefore an investor may receive a smaller number of shares than if it had purchased shares in a prior offering. Additionally, in order to more fairly allocate such expenses among all stockholders, investors making capital commitments will be required to bear a pro rata portion of our expenses incurred in respect of legal services pertaining to our organization and formation and any administration, custody and transfer agent agreements, the performance of any research and consultation services in connection with the initial meeting of Directors, and audit fees relating to the initial registration statement and auditing the initial seed capital financial statements at the time of their first investment in us.

Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our certificate of incorporation. Purchasers of shares of our common stock prior to an IPO and listing (including purchasers in the offering) will not be permitted to transfer their shares after the consummation of such IPO and listing, including a transfer of solely an economic interest, without our prior written consent until a date to be established by us. If a listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent. An investment in our common stock is of further limited liquidity since our common stock is not freely transferable under the securities laws. Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period.

We have no obligation to conduct an Exit Event and can offer no assurances as to whether or when we may conduct an Exit Event. Even if we consummate an Exit Event, we can offer no assurances as to the price at which our common stock will be valued in an Exit Event, and it could be valued below the price in the offering or the then-current NAV. Additionally, pre-Exit Event stockholders are not expected to be able to sell their common stock in any IPO.

Shares of our common stock have not been registered under the Securities Act and, therefore, under the securities laws, cannot be sold unless such shares are subsequently registered under the Securities Act or an exemption from such registration is available. Shares of our common stock are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our common stock is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their common stock.

If we have not consummated an Exit Event by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

If we have not consummated an Exit Event by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution. To the extent our Board determines to pursue a liquidation or dissolution, no assurances can be provided as to what price they will be able to obtain from selling or liquidating our Investments and we could end up being liquidated below our then NAV per share or at a price per share below what stockholders paid.

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. In addition, we expect that we would incur certain costs associated with a liquidation or dissolution. Accordingly, to the extent our Board of Directors determines to proceed with our liquidation or dissolution, it could result in a loss for our common stockholders.

You will have limited opportunities to sell your common stock and, to the extent you are able to sell your common stock, you may not be able to recover the amount of your investment in our common stock.

Beginning with the end of the Investment Period, until an Exit Event, we expect that our Board of Directors will consider repurchase offers to allow you to tender your shares of common stock on a quarterly basis at a price per share we expect to reflect a recent NAV per share. Any such share repurchase offer will be at the discretion of our Board of Directors and subject to applicable law and that such repurchases do not give rise to adverse tax, ERISA or other regulatory consequences to us or our stockholders. Additionally, if we determine to make one or more repurchase offers, such offers are expected to include numerous restrictions that limit your ability to sell your shares of common stock pursuant to such offers. We expect to limit the number of shares of common stock repurchased pursuant to any share repurchase offer to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors).

Although we expect that our Board of Directors will consider repurchase offers on a quarterly basis beginning with the end of the Investment Period, our Board of Directors has complete and absolute discretion to determine whether we will engage in any share repurchases and, if so, the terms of such repurchases. Therefore, we may ultimately not engage in any share repurchases or may cease share repurchases at any time, and you may not be able to sell your shares of common stock at all. You should not assume or rely upon any expectation that we will offer to repurchase any of our shares of our common stock.

The repurchase price per share of future repurchase offers, if any, may be lower than the price per share that stockholders paid for their shares of our common stock. In addition, in the event that a stockholder chooses to participate in a quarterly repurchase offer, the stockholder may be required to provide us with notice of intent to participate prior to knowing what the NAV per share will be on the repurchase date. A stockholder seeking to sell shares of our common stock to us as part of our quarterly share repurchase offer may be required to do so without knowledge of what the repurchase price per share of our common stock will be on the repurchase date.

Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our shares, including the repurchase by us of shares from other stockholders. Control of us would also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. In the event a stockholder is or becomes a person that controls us, it and certain of its affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons. A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for the common stock, and we do not expect one to develop in the future.

Stockholders

Prior to the Initial Drawdown Date, the Initial Member, an affiliate of our Investment Adviser, was the sole owner of our membership interests, which were acquired for an initial capital contribution of one hundred dollars. We cancelled the Initial Member’s interest in us on the Initial Drawdown Date. Concurrent with the cancellation, investors (other than the Initial Member) made their initial capital contribution to purchase common stock.

As of March 1, 2018, there were approximately 4,824 stockholders of record of our common stock.

Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements during period from January 11, 2017 (commencement of operations) to December 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
October 27, 2017	2,120,202	40.24
December 26, 2017	2,685,522	51.54

Total capital drawdowns	24,248,459	$465.87

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

Because the common stock was acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the common stock is registered under applicable securities laws or specifically exempted from registration (in which case the stockholders may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the common stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of common stock may be made except by registration of the transfer on our books. Each purchaser of our common stock will be required to complete and deliver to the appropriate Placement Agent, if any, and us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s eligibility to purchase shares and including limitations on resales and transfers of our common stock.

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) (commencing with the quarter ended December 31, 2017), and (iii) distribute all of its investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC under Subchapter M of the Code.

Depending upon the level of taxable income and net capital gain earned in a year, we may choose to carry forward taxable income or net capital gain for distribution in the following year and pay the applicable U.S. federal excise tax. Distributions under this section will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which it invests (including any corporate, state, local, non-U.S. and withholding taxes). The Incentive Fee will not be reduced to take into account any such taxes.

No distribution shall be made to a stockholder to the extent not permitted under applicable law.

The following table reflects the distributions declared on our common stock for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43
November 1, 2017	December 15, 2017	January 23, 2018	$0.43

During the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company designated 98.99% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends, pursuant to Section 871(k) of the Internal Revenue Code.

Recycling

Subject to the requirements of Subchapter M of the Code and the terms of any indebtedness, proceeds realized by us prior to the Wind-down Determination Date from the sale or repayment of any Investment (as opposed to investment income) up to the cost of any such Investment, may be retained and reinvested by us. Any amounts so reinvested will not reduce a stockholder’s Undrawn Commitment.

To the extent that we retain net capital gains for reinvestment or carry forward taxable income for distribution in the following year, there may be certain tax consequences to us and the stockholders.

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated financial data for the period from January 11, 2017 (commencement of operations) to December 31, 2017. The selected consolidated financial data for the period from January 11, 2017 (commencement of operations) to December 31, 2017, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Consolidated statement of operations data (in thousands):
Total investment income	$19,845
Net expenses	(10,331)

Net investment income (loss) before excise taxes	9,514
Excise tax expense	–

Net investment income (loss) after excise taxes	9,514
Net realized and unrealized gain (loss) on investments	515

Net increase in members’ capital resulting from operations	10,029

Per share data
Net Asset Value	$18.89
Net investment income (loss) (basic and diluted)	$0.89
Earnings (loss) (basic and diluted)	$0.93
Distributions declared	$1.29

As of December 31, 2017
Consolidated statement of financial condition (at period end) (in thousands):
Total assets	$532,129
Total investments, at fair value	522,046
Total liabilities	74,001
Total debt	62,000
Total net assets	458,128

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2017, we originated $566.35 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market corporate credit obligations and related instruments; including other income-producing assets. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. The term “middle-market corporate credit obligations and related instruments” is used to refer to loans and other forms of extensions of credit to, or securities or other instruments that provide exposure to the credit of, public and private companies with EBITDA between $5 million and $75 million annually (“middle-market companies”). We expect to invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act. In addition, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time. Investors will be notified at least 60 days prior to any change to our 80% investment policy described above.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors – We operate in a highly competitive market for investment opportunities” and “Item 1. Business – Competitive Advantages.”

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts, which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). We have entered into revolving credit facilities with HSBC Bank USA, National Association, as administrative agent (the “HSBC Revolving Credit Facility”), which was terminated on September 11, 2017 (see “– Financial Condition, Liquidity and Capital Resources” below), and SunTrust Bank, as administrative agent (the “SunTrust Revolving Credit Facility”), which allow us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks. As a BDC, under current laws and with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 2 to 1 after such borrowing. Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 2 to 1, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2017, our portfolio consisted of the following:

	As of December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	37.00	37.14	7.1
Second Lien/Senior Secured Debt	282.37	283.37	54.3
Common Stock	2.46	2.07	0.4

Total Investments	$521.52	$522.05	100.0%

As of December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at cost and fair value, was as follows:

	As of December 31, 2017
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.2%	10.2%
First Lien/Last-Out Unitranche(2)(4)	10.4	10.3
Second Lien/Senior Secured Debt(2)	10.3	10.2
Common Stock(3)	0.0	0.0
Total Portfolio	10.2%	10.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2017:

As of December 31, 2017
Number of portfolio companies	29
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.8x
Weighted average interest coverage(3)	2.3x
Median EBITDA(3)	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as investments that are underwritten and covenanted based on recurring revenue. As of December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.7% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Floating rates are primarily LIBOR plus a spread.

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g. at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system is as follows:

•

investments with a grade of 1 involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

investments with a grade of 2 involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2017:

	As of December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
Grade 1	$–	–%
Grade 2	522.05	100.00
Grade 3	–	–
Grade 4	–	–

Total Investments	$522.05	100.00%

The following table shows the amortized cost of our performing and non-accrual investments as of December 31, 2017:

	December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	($ in millions)
Performing	$521.52	100.00%
Non-accrual	–	–

Total Investments	$521.52	100.00%

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

The following table shows our investment activity for the period from January 11, 2017 (commencement of operations) to December 31, 2017 by investment type:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
New investment commitments at cost:
Gross originations	$566.35
Less: Syndications(1)	–

Net amount of new investments committed at cost:	$566.35
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$239.33
First Lien/Last-Out Unitranche	37.01
Second Lien/Senior Secured Debt	287.55
Common Stock	2.46

Total	$566.35

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$16.82
First Lien/Last-Out Unitranche	0.08
Second Lien/Senior Secured Debt	–
Common Stock	–

Total	$16.90

Net increase (decrease) in portfolio	$549.45

Number of new portfolio companies with new investment commitments(3)	29
Total new investment commitment amount in new portfolio companies(3)	$566.35
Average new investment commitment amount in new portfolio companies(3)	$19.53
Number of existing portfolio companies with new investment commitments(3)	–
Total new investment commitment amount in existing portfolio companies(3)	$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.0
Percentage of new debt investment commitments at floating interest rates(3)	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	10.0%
Weighted average yield on new investment commitments(2)(3)(6)	9.9%
Weighted average yield on debt and income producing investments sold or paid down(7)	10.6%
Weighted average yield on investments sold or paid down(8)	10.6%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

RESULTS OF OPERATIONS

Our operating results for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Total investment income	$19.85

Total Expenses	(10.53)
Management fee waiver	0.20

Net expenses	(10.33)

Net investment income (loss)	9.52
Net realized gain (loss) on investments	(0.01)
Net unrealized appreciation (depreciation) on investments	0.52

Net increase in net assets resulting from operations	$10.03

Investment Income

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Interest	$19.58
Dividend income	0.06
Other income	0.21

Total investment income	$19.85

Investment income for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is driven by our deployment of capital and increasing invested balance.

Expenses

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Interest and other debt expenses	$2.17
Management fees	3.49
Incentive fees	0.08
Offering costs	1.38
Professional fees	1.01
Administration, custodian and transfer agent fees	0.67
Directors’ fees	0.65
Organization expenses	0.45
Other expenses	0.63

Total expenses	10.53
Management fees waiver	(0.20)

Net expenses	$10.33

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we accrued incentive fees based on capital gains under GAAP of $0.08 million, for which none were realized. In addition, our expense consisted of interest and other debt expenses due to our revolving credit facilities of $2.17 million, $1.01 million in professional fees, and $0.63 million of other general administrative expenses.

Management fees before waivers for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were $3.49 million. Offsetting those fees, we received management fee waivers of $(0.20) million in the period from January 11, 2017 (commencement of operations) to December 31, 2017, which resulted in net management fees of $3.29 million.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on partially exited portfolio companies during the period from January 11, 2017 (commencement of operations) to December 31, 2017 was as follows:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Continuum Managed Services LLC	$(0.01)
Other, net(1)	(0.00)

Net realized gain (loss)	$(0.01)

(1)	Amount rounds to less than $(0.00) million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was as follows:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Unrealized appreciation	$1.38
Unrealized depreciation	(0.86)

Net change in unrealized appreciation (depreciation) on investments	$0.52

The change in unrealized appreciation (depreciation) on investments for the period from January 11, 2017 (commencement of operations) to December 31, 2017 consisted of the following:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
($ in millions)
Portfolio Company:
Country Fresh Holdings, LLC	$(0.13)
DuBois Chemicals, Inc.	0.22
Institutional Shareholder Services Inc.	0.06
Intelligent Document Solutions, Inc.	0.14
Market Track, LLC	(0.03)
National Spine and Pain Centers, LLC	(0.06)
Odyssey Logistics & Technology Corporation	0.38
PPC Industries Inc.	0.06
SF Home Décor, LLC	(0.06)
Xactly Corporation	(0.04)
Yasso, Inc.	(0.42)
Zep Inc.	0.52
Other, net(1)	(0.12)

Total	$0.52

(1)

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(0.12) million.

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

As a BDC, under current laws and with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017 our asset coverage ratio was 8.39 to 1. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of December 31, 2017, we had cash of approximately $3.54 million. Cash used by operating activities for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was approximately $510.63 million, primarily driven by net purchases of investments of $520.96 million and an increase in net assets resulting from operations of $10.03 million, partially offset by proceeds from other operating activities of $0.30 million. Cash provided by financing activities for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was approximately $514.16 million, primarily driven by proceeds from the issuance of common stock of $465.87 million and net borrowings on debt of $62.00 million, partially offset by distributions paid of $8.50 million and other financing activities of $5.21 million.

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future SBIC subsidiary (subject to regulatory approvals).

The Initial Member made a capital contribution to us of $100 on January 13, 2017 and served as our sole initial member. We cancelled the Initial Member’s interest in us on January 30, 2017. On the Initial Closing Date, we began accepting Subscription Agreements from investors acquiring common stock in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase common stock each time we deliver a drawdown notice.

As of December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.20	$569.33	45%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
October 27, 2017	2,120,202	40.24
December 26, 2017	2,685,522	51.54

Total capital drawdowns	24,248,459	$465.87

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average net asset value and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Generally, either party may terminate the Administration Agreement without penalty upon at least 90 days’ written notice to the other party.

The following table shows our contractual obligations as of December 31, 2017:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$62.00	$–	$–	$62.00	$–

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

The HSBC Revolving Credit Facility contained customary representations, warranties, and affirmative and negative covenants, including without limitation treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on certain operations, including without limitation certain distributions. The HSBC Revolving Credit Facility included customary conditions precedent to draw-down of loans and customary events of default. We were in compliance with these covenants.

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

Our obligations to the lenders under the SunTrust Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The SunTrust Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 15% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 85% of the “adjusted borrowing base,” as such quoted terms are defined in the SunTrust Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The SunTrust Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to the BDC CFTC No-Action Letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of December 31, 2017, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

As of December 31, 2017
(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$23.09
Second Lien/Senior Secured Debt	5.40

Total	$28.49

As of December 31, 2017, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.20	$569.33	45%

RECENT DEVELOPMENTS

On January 9, 2018, we moved the payment date for our distribution, in the form of a dividend of $0.43 per share, from January 31, 2018 to January 23, 2018. There was no change to the amount of the distribution nor the December 15, 2017 record date.

On March 1, 2018, our Board of Directors declared a distribution of $0.43 per share payable on April 30, 2018 to stockholders of record as of March 15, 2018.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Our valuation procedures are described in more detail below.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2017, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2017 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2017 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	14.24	(1.74)	12.50
Up 200 basis points	9.49	(1.16)	8.33
Up 100 basis points	4.75	(0.58)	4.17
Up 75 basis points	3.56	(0.43)	3.13
Up 50 basis points	2.37	(0.29)	2.08
Up 25 basis points	1.19	(0.15)	1.04
Down 25 basis points	(1.19)	0.15	(1.04)
Down 50 basis points	(2.37)	0.29	(2.08)
Down 75 basis points	(2.99)	0.43	(2.56)
Down 100 basis points	(3.02)	0.58	(2.44)
Down 200 basis points	(3.02)	0.91	(2.11)
Down 300 basis points	(3.02)	0.91	(2.11)

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

ITEM 8. CONSOLIDATED	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Goldman Sachs Middle Market Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Goldman Sachs Middle Market Lending Corp. (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, changes in net assets and cash flows for the period January 11, 2017 (commencement of operations) to December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations, changes in its net assets and its cash flows for the period January 11, 2017 (commencement of operations) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 by correspondence with the custodian, transfer agent and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2018

We have served as the auditor of one or more companies in

the following group of business development companies

since 2012 - Goldman Sachs Middle Market Lending Corp.,

Goldman Sachs Private Middle Market Credit LLC,

and Goldman Sachs BDC, Inc.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliated investments, at fair value (cost of $521,524)	$522,046
Investments in affiliated money market fund (cost of $–)(1)	–	(1)
Cash	3,537
Interest and dividends receivable from non-controlled/non-affiliated investments	3,636
Deferred financing costs	2,860
Deferred offering costs	39
Other assets	11

Total assets	$532,129

Liabilities
Debt	$62,000
Interest and other debt expense payable	312
Management fees payable	1,552
Incentive fees payable	77
Distribution payable	9,272
Accrued offering costs	18
Accrued expenses and other liabilities	770

Total liabilities	$74,001

Commitments and Contingencies (Note 7)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 24,248,459 shares issued and outstanding as of December 31, 2017)	24
Paid-in capital in excess of par	464,460
Accumulated net realized gain (loss)	–
Accumulated undistributed (distributions in excess of) net investment income (loss)	(6,878)
Net unrealized appreciation (depreciation) on investments	522

TOTAL NET ASSETS	$458,128

TOTAL LIABILITIES AND NET ASSETS	$532,129

Net asset value per share	$18.89

(1)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$19,583
Other income	205

Total investment income from non-controlled/non-affiliated investments	19,788
From non-controlled affiliated investments:
Dividend income	57

Total investment income from non-controlled affiliated investments	57

Total investment income	$19,845

Expenses:
Interest and other debt expenses	$2,167
Management fees	3,494
Incentive fees	77
Offering costs	1,380
Professional fees	1,015
Administration, custodian and transfer agent fees	669
Directors’ fees	655
Organization expenses	450
Other expenses	627

Total expenses	$10,534

Management fees waiver	$(203)

Net expenses	$10,331

NET INVESTMENT INCOME (LOSS)	$9,514

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(7)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	522

Net realized and unrealized gains (losses)	$515

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$10,029

Net investment income (loss) per share (basic and diluted)	$0.89
Earnings (loss) per share (basic and diluted)	$0.93
Weighted average shares outstanding	10,739,306

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Changes in Net Assets

(in thousands, except share and per share amounts)

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$9,514
Net realized gain (loss) on investments	(7)
Net change in unrealized appreciation (depreciation) on investments	522

Net increase (decrease) in net assets resulting from operations	$10,029

Distributions to stockholders from:
Net investment income	(17,770)

Total distributions to stockholders	$(17,770)

Capital transactions:
Issuance of common shares (24,248,459 shares)	$465,869

Net increase (decrease) in net assets resulting from capital transactions	$465,869

TOTAL INCREASE (DECREASE) IN NET ASSETS	$458,128

Net assets at beginning of period	$–

Net assets at end of period	$458,128

Accumulated undistributed (distributions in excess of) net investment income (loss)	$(6,878)
Distribution declared per share	$1.29

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statement of Cash Flows

(in thousands, except share and per share amounts)

For the period from January 11, 2017 (commencement of operations) to December 31, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$10,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(536,486)
Investments in affiliated money market fund, net	– (1)
Proceeds from sales of investments and principal repayments	15,526
Net realized (gain) loss on investments	7
Net change in unrealized (appreciation) depreciation on investments	(522)
Amortization of premium and accretion of discount, net	(571)
Amortization of deferred financing costs	947
Amortization of deferred offering costs	1,380
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(3,636)
(Increase) decrease in other assets	(11)
Increase (decrease) in interest and other debt expense payable	312
Increase (decrease) in management fees payable	1,552
Increase (decrease) in incentive fees payable	77
Increase (decrease) in accrued expenses and other liabilities	770

Net cash provided by (used for) operating activities	$(510,626)

Cash flows from financing activities:
Proceeds from issuance of common stock	$465,869
Offering costs paid	(1,401)
Distributions paid	(8,498)
Borrowings on debt	325,000
Repayments of debt	(263,000)
Financing costs paid	(3,807)

Net cash provided by (used for) financing activities	$514,163

Net increase (decrease) in cash	3,537
Cash, beginning of period	–

Cash, end of period	$3,537

Supplemental and non-cash financing activities
Interest expense paid	$539
Accrued but unpaid offering costs	$18
Accrued but unpaid distributions	$9,272

(1)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value –113.95% #
Corporate Debt (1)–113.50%
1st Lien/Senior Secured Debt –43.54%
Bullhorn, Inc.(2)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	$17,382	$17,205	$17,202
Bullhorn, Inc.(2)(3)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	899	66	66
Bullhorn, Inc.(2)(3)(4)	Internet Software & Services	(L + 6.75%; 1.00% Floor)	11/21/2022	5,994	(29)	(30)
Continuum Managed Services LLC(2)(5)	IT Services	10.32% (L + 8.75%; 1.00% Floor)	06/08/2023	19,393	18,895	18,908
Continuum Managed Services LLC(2)(3)(4)(5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2023	1,626	(40)	(41)
Continuum Managed Services LLC(2)(3)(4)(5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2022	2,000	(49)	(50)
Dade Paper & Bag, LLC(2)(5)	Distributors	8.93% (L + 7.50%; 1.00% Floor)	06/10/2024	9,950	9,762	9,776
Datto, Inc.(2)	IT Services	9.41% (L + 8.00%; 1.00% Floor)	12/07/2022	50,610	49,609	49,598
Datto, Inc.(2)(3)(4)	IT Services	(L + 8.00%; 1.00% Floor)	12/07/2022	3,407	(67)	(68)
FWR Holding Corporation(5)	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	11,641	11,364	11,350
FWR Holding Corporation(3)(5)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	3,765	514	508
FWR Holding Corporation(3)(5)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,506	152	151
Lithium Technologies, Inc.(2)	Internet Software & Services	9.39% (L + 8.00%; 1.00% Floor)	10/03/2022	27,100	26,511	26,490
Lithium Technologies, Inc.(2) (3)(4)	Internet Software & Services	(L + 8.00%; 1.00% Floor)	10/03/2022	1,983	(43)	(44)
Netvoyage Corporation(2)(5)	Software	11.07% (L + 9.50%; 1.00% Floor)	03/24/2022	7,316	7,187	7,188
Netvoyage Corporation(2)(3)(4)(5)	Software	(L + 9.50%; 1.00% Floor)	03/24/2022	610	(10)	(11)
SF Home Décor, LLC(2)(5)	Household Products	11.20% (L + 9.50%; 1.00% Floor)	07/13/2022	26,325	25,587	25,535
Xactly Corporation(2)(5)	Internet Software & Services	8.82% (L + 7.25%; 1.00% Floor)	07/29/2022	25,400	24,925	24,892
Xactly Corporation(2) (3)(4)(5)	Internet Software & Services	(L + 7.25%; 1.00% Floor)	07/29/2022	2,177	(40)	(43)
Yasso, Inc.(2) (5)	Food Products	9.44% (L + 7.75%; 1.00% Floor)	03/23/2022	8,337	8,191	8,087

Total 1st Lien/Senior Secured Debt					199,690	199,464
1st Lien/Last-Out Unitranche (6) – 8.11%
Intelligent Document Solutions, Inc.(2)(5)	Diversified Financial Services	9.95% (L + 8.25%; 1.00% Floor)	08/31/2022	15,200	14,840	14,972
myON, LLC(2)(5)	Internet Software & Services	10.07% (L + 8.50%; 1.00% Floor)	02/17/2022	6,600	6,485	6,485
Smarsh, Inc.(2)(5)	Software	9.45% (L + 7.88%; 1.00% Floor)	03/31/2021	15,920	15,673	15,681

Total 1st Lien/Last-Out Unitranche					36,998	37,138
2nd Lien/Senior Secured Debt – 61.85%
American Dental Partners, Inc.(2)(5)	Health Care Providers & Services	10.19% (L + 8.50%; 1.00% Floor)	09/25/2023	7,900	7,721	7,722
Country Fresh Holdings, LLC(2)(5)	Food Products	10.11% (L + 8.75%; 1.00% Floor)	10/02/2023	11,800	11,576	11,446
DuBois Chemicals, Inc.(2)(5)	Chemicals	9.49% (L + 8.00%; 1.00% Floor)	03/15/2025	19,300	18,894	19,107
ERC Finance, LLC(2)(5)	Health Care Providers & Services	9.58% (L + 8.22%; 1.00% Floor)	09/21/2025	25,400	24,841	24,828
ICP Industrial, Inc.(2)	Chemicals	9.62% (L + 8.25%; 1.00% Floor)	05/03/2024	23,500	22,923	22,912
ICP Industrial, Inc.(2)(3)(4)	Chemicals	(L + 8.25%; 1.00% Floor)	05/03/2024	5,400	(132)	(135)
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	9.11% (L + 7.75%; 1.00% Floor)	10/16/2025	7,200	7,165	7,218
Intelligent Medical Objects, Inc.(2)	Health Care Technology	10.16% (L + 8.50%; 1.00% Floor)	12/22/2024	17,500	17,064	17,063
Market Track, LLC(2)(5)	Internet Catalog & Retail	9.10% (L + 7.75%; 1.00% Floor)	06/05/2025	20,000	19,428	19,400
National Spine and Pain Centers, LLC(2)(5)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	17,400	16,906	16,922
Oasis Outsourcing Holdings, Inc.(2)(5)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	28,660	28,252	28,230
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	19,200	18,727	19,104
PPC Industries Inc.(2)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	8,370	8,291	8,349
SMB Shipping Logistics, LLC(2)(5)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	15,000	14,792	14,775
Xcellence, Inc.(2)	IT Services	10.41% (L + 8.75%; 1.00% Floor)	06/22/2024	15,500	15,114	15,113
Young Innovations, Inc.(2)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	21,700	21,057	21,049

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Zep Inc.(2)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	$30,500	$29,757	$30,271

Total 2nd Lien/Senior Secured Debt					282,376	283,374

Total Corporate Debt					519,064	519,976

Portfolio Company	Industry	Shares	Cost	Fair Value
Common Stock (1) – 0.45%
Continuum Managed Services LLC – Class A(2)(5) (7)	IT Services	663	663	663
Continuum Managed Services LLC – Class B(2)(5) (7)	IT Services	449,713	7	7
myON, LLC(2)(5) (7)	Internet Software & Services	13,406	500	500
National Spine and Pain Centers, LLC(2)(5) (7)	Health Care Providers & Services	500	500	425
Yasso, Inc.(2)(5) (7)	Food Products	790	790	475

Total Common Stock			2,460	2,070

	Yield	Shares	Cost		Fair Value
Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares	1.21%(8)	371	$–	(9)	$–	(9)

Total Investments in Affiliated Money Market Fund			–		–

TOTAL INVESTMENTS – 113.95%			$521,524		$522,046

LIABILITIES IN EXCESS OF OTHER ASSETS – (13.95%)					$(63,918)

NET ASSETS – 100.00%					$458,128

#	Percentages are based on net assets.
(+)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect as of December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

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

(5)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(6)	In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions.
(7)	Non-income producing security.
(8)	The rate shown is the annualized seven-day yield as of December 31, 2017.
(9)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

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

From December 29, 2016 through September 29, 2017 (the “Final Closing Date”) the Company conducted an offering pursuant to which investors made capital commitments (each, a “Commitment”) to purchase shares of the Company’s common stock pursuant to subscription agreements (“Subscription Agreements”) entered into with the Company pursuant to which each investor agreed to purchase common stock for an aggregate purchase price equal to its Commitment. Each investor is required to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice at least five business days prior to the required funding date (the “Drawdown Date”). The offering and sale of common stock is exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

GS & Co. and Goldman Sachs International assisted the Company in conducting its private placement offering pursuant to agreements between the Company and each of GS & Co. and Goldman Sachs International.

The investment period commenced on the Initial Closing Date and will continue until September 29, 2019, provided that it may be extended by the Board of Directors, in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

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

The Company has formed a wholly owned subsidiary, which is structured as Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies.

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

The financial information reflects all normal recurring adjustments necessary for fair presentation of the information for the period presented. The results for the period from January 11, 2017 (commencement of operations) to December 31, 2017 are not necessarily indicative of the results to be expected for any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company earned $0 in prepayment premiums and $26 in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2017, the Company held $3,537 in cash.

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

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investment transactions.

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

To qualify for tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2017, the Company accrued excise tax of $0.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the revolving credit facility between the Company and SunTrust Bank (the “SunTrust Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SunTrust Revolving Credit Facility. Deferred financing costs related to the SunTrust Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statement of Assets and Liabilities.

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

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, Management Fees amounted to $3,494.

The Investment Adviser has voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to December 31, 2017. As of December 31, 2017, net Management Fees payable amounted to $1,552.

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

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $77, for which none were realized.

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

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $388. As of December 31, 2017, $51 remained payable.

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

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $281. As of December 31, 2017, $124 remained payable.

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

Due To Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2017, there were $270 included within Accrued expenses and other liabilities and $18 included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Placement Agent Agreements

The Company has entered into an agreement with each of GS & Co. and Goldman Sachs International (each, a “Placement Agent” and together with various sub-placement agents, the “Placement Agents”) pursuant to which GS & Co. and Goldman Sachs International assisted the Company in conducting private placement offerings. GS & Co. and Goldman Sachs International entered into sub-placement agreements (together with the agreements with GS & Co. and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser received from the Company.

Affiliates

The Company’s investments in affiliates for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	Fair Value as of January 11, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2017		Dividend, Interest and PIK Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57	$–

Total Non-Controlled Affiliates	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

(4)	Amount rounds to less than $1.

4.	INVESTMENTS

As of December 31, 2017, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of an amount less than $1) consisted of the following:

	December 31, 2017
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$199,690	$199,464
1st Lien/Last-Out Unitranche	36,998	37,138
2nd Lien/Senior Secured Debt	282,376	283,374
Common Stock	2,460	2,070

Total Investments	$521,524	$522,046

As of December 31, 2017, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2017
Industry	Fair Value	Net Assets
IT Services	16.0%	18.4%
Internet Software & Services	14.5	16.5
Chemicals	13.8	15.8
Diversified Financial Services	9.7	11.0
Health Care Providers & Services	9.6	10.9
Household Products	4.9	5.6
Software	4.4	5.0
Health Care Equipment & Supplies	4.0	4.6
Food Products	3.8	4.4
Internet Catalog & Retail	3.7	4.2
Road & Rail	3.7	4.2
Health Care Technology	3.3	3.7
Air Freight & Logistics	2.8	3.2
Hotels, Restaurants & Leisure	2.3	2.6
Distributors	1.9	2.1
Containers & Packaging	1.6	1.8

Total	100.0%	114.0%

As of December 31, 2017, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2017
United States	100.0%

Total	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2017(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2017
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$106,250	• Discount Rate	8.9% – 12.7% (11.1%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$37,138	• Discount Rate	10.7% – 11.3% (10.9%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$142,430	• Discount Rate	9.9% – 11.8% (10.9%)
Equity	Common Stock	Comparable multiples:
	$2,070	• EV/Revenue	1.4x – 11.2x (2.7x)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 15.3x (12.1x)

(1)

Included within Level 3 Assets of $465,453 is an amount of $177,565 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$199,464	$199,464
1st Lien/Last-Out Unitranche	–		–	37,138	37,138
2nd Lien/Senior Secured Debt	–		56,593	226,781	283,374
Common Stock	–		–	2,070	2,070
Affiliated Money Market Fund	–	(1)	–	–	–	(1)

Total assets	$–	(1)	$56,593	$465,453	$522,046

(1)	Amount rounds to less than $1.

The following is a reconciliation of Level 3 assets for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Level 3	Beginning Balance as of January 11, 2017 (commencement of operations)	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2017
1st Lien/Senior Secured Debt	$–	$214,865	$(7)	$(225)	$(15,446)	$277	$–	$–	$199,464
1st Lien/Last-Out Unitranche	–	37,008	–	140	(80)	70	–	–	37,138
2nd Lien/Senior Secured Debt	–	226,532	–	54	–	195	–	–	226,781
Common Stock	–	2,460	–	(390)	–	–	–	–	2,070

Total assets	$–	$480,865	$(7)	$(421)	$(15,526)	$542	$–	$–	$465,453

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2017 totaled $(421), consisting of the following: 1st Lien/Senior Secured Debt $(225), 1st Lien/Last-Out Unitranche $140, 2nd Lien/Senior Secured Debt $54 and Common Stock $(390).

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 2 to 1 after such borrowing. As of December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 8.39 to 1.

The Company’s outstanding debt as of December 31, 2017 was as follows:

	As of December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
SunTrust Revolving Credit Facility (1)	$275,000	$62,000	$213,000	$62,000

Total Debt	$275,000	$62,000	$213,000	$62,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.

The combined weighted average interest rate of the aggregate borrowing outstanding for the year ended December 31, 2017 was 3.66%.

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

Costs of $710 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of December 31, 2017, deferred financing costs were $0.

The summary information of the HSBC Revolving Credit Facility for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is as follows:

	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$200
Facility fees	304
Amortization of financing costs	710

Total	$1,214

Weighted average interest rate	3.27%
Average outstanding balance	$12,392	*#

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.
#	Average outstanding debt balance was calculated ending on September 11, 2017, the date in which the Company terminated the HSBC Revolving Credit Facility.

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

Costs of $3,097 were incurred in connection with obtaining the SunTrust Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statement of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of December 31, 2017, deferred financing costs were $2,860.

The summary information of the SunTrust Revolving Credit Facility for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is as follows:

	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$421
Facility fees	295
Amortization of financing costs	237

Total	$953

Weighted average interest rate	3.88%
Average outstanding balance	$35,429	*

*	Average outstanding debt balance was calculated beginning on September 11, 2017, the date in which the Company entered into the SunTrust Revolving Credit Facility.

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common stock	$1,035,203	$569,334	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of December 31, 2017, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	December 31, 2017
	Commitment Expiration Date (1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Bullhorn, Inc.	11/21/2018	$5,994	$(30)
Continuum Managed Services, LLC	6/8/2019	1,626	(41)
FWR Holding Corporation	8/21/2019	3,162	(79)
Netvoyage Corporation	3/24/2022	610	(11)
Continuum Managed Services, LLC	6/8/2022	2,000	(50)
Xactly Corporation	7/29/2022	2,177	(43)
Lithium Technologies, Inc.	10/3/2022	1,983	(44)
Bullhorn, Inc.	11/21/2022	815	(16)
Datto, Inc.	12/7/2022	3,407	(68)
FWR Holding Corporation	8/21/2023	1,318	(33)

Total 1st Lien/Senior Secured Debt		23,092	(415)

ICP Industrial, Inc.	11/4/2019	5,400	(135)

Total 2nd Lien/Senior Secured Debt		5,400	(135)

Total		$28,492	$(550)

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
July 27, 2017	4,221,946	80,469
September 25, 2017	4,849,366	93,132
October 27, 2017	2,120,202	40,240
December 26, 2017	2,685,522	51,535

Total capital drawdowns	24,248,459	$465,869

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43
November 1, 2017	December 15, 2017	January 23, 2018	$0.43

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$10,029
Denominator for basic and diluted earnings per share - the weighted average shares outstanding	10,739,306
Basic and diluted earnings (loss) per share	$0.93

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10. TAX INFORMATION

The tax character of distributions for the period from January 11, 2017 (commencement of operations) to December 31, 2017, were as follows:

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Distributions paid from:
Ordinary Income	$17,770
Net Long-Term Capital Gains	$–

Total Taxable Distributions	$17,770

As of December 31, 2017, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

December 31, 2017
Undistributed Ordinary Income—net	$–
Undistributed Long-Term Capital Gains	$–

Total Undistributed Earnings	$–

Timing Differences	$(6,878)
Unrealized Earnings (Losses)—net	$522

Total Accumulated Earnings (Losses)—net	$(6,356)

As of December 31, 2017, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2017
Tax cost	$521,524
Gross unrealized appreciation	$1,400
Gross unrealized depreciation	$(878)

Net unrealized investment appreciation on investments	$522

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, dividend redesignations, and differences in the tax treatment of paydown gains and losses.

December 31, 2017
Paid-in capital in excess of par	$(1,385)
Accumulated undistributed (distributions in excess of) net investment income (loss)	$1,378
Accumulated net realized gain (loss)	$7

ASC 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current year, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax year remains subject to examination and adjustment by tax authorities.

11. FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Per Share Data:(1)
NAV, beginning of period	$20.00
Net investment income	0.89
Net realized and unrealized gains (losses)(2)	(0.71)

Net increase (decrease) in net assets resulting from operations	0.18
Distributions declared from net investment income(3)	(1.29)

Total increase (decrease) in net assets	(1.11)

NAV, end of period	$18.89

Shares outstanding, end of period	24,248,459
Weighted average shares outstanding	10,739,306
Total return based on NAV(4)	0.90%
Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$458,128
Ratio of net expenses to average net assets(5)	5.18%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	4.15%
Ratio of interest and other debt expenses to average net assets(5)	1.09%
Ratio of incentive fees to average net assets(5)	0.04%
Ratio of total expenses to average net assets(5)	5.28%
Ratio of net investment income (loss) to average net assets(5)	4.84%
Average debt outstanding(6)	$21,228
Average debt per share(7)	$1.98
Portfolio turnover	7%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the amount shown does not correspond with the aggregate realized and unrealized gains (losses) on investment transactions for the period as it includes the effect of the timing of the distribution.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the period from January 11, 2017 (commencement of operations) to December 31, 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Investment income	$10,774	$6,424	$2,288	$359
Expenses:
Total expenses	3,850	2,670	2,045	1,969
Less: Management fees waiver	–	–	–	(203)

Net expenses	3,850	2,670	2,045	1,766
Net investment income (loss) before taxes	6,924	3,754	243	(1,407)
Excise tax expense	–	–	–	–

Net investment income (loss) after taxes	6,924	3,754	243	(1,407)

Net realized and unrealized gains (losses)	94	174	15	232
Income tax expense	–	–	–	–

Net increase in net assets resulting from operations after tax	$7,018	$3,928	$258	$(1,175)

Net investment income per share (basic and diluted)	$0.33	$0.27	$0.05	$(0.94)

Earnings per share (basic and diluted)	$0.33	$0.29	$0.05	$(0.79)

Weighted average shares outstanding	21,138,892	13,716,473	5,342,620	1,494,768

The sum of quarterly per share amounts may not equal per share amounts reported for the period from January 11, 2017 (commencement of operations) to December 31, 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

13.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statement of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On January 9, 2018, the Company moved the payment date for the Company’s distribution, in the form of a dividend of $0.43 per share, from January 31, 2018 to January 23, 2018. There was no change to the amount of the distribution nor the December 15, 2017 record date.

On March 1, 2018, the Board of Directors declared a distribution of $0.43 per share payable on April 30, 2018 to stockholders of record as of March 15, 2018.

Goldman Sachs Middle Market Lending Corp. — Tax Information (unaudited)

During the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company designated 98.99% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends, pursuant to
Section 871(k) of the Internal Revenue Code.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of four directors, three of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons,” of the Company (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by our Investment Adviser as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of our Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the investments held by us. The Board of Directors also has primary responsibility for the valuation of our assets.

The Board of Directors has established an Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee. The scope of each committee’s responsibilities is discussed in greater detail below.

Timothy Leach, an Independent Director, serves as Chair (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Shareholders for Mr. Leach to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and preside over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

The Board of Directors had ten formal meetings in 2017. Each director that was a member of the Board of Directors during the fiscal year ended December 31, 2017 attended 100% of the aggregate number of meetings of the Board of Directors and of the respective committees on which he or she served. To promote effectiveness of the Board of Directors, directors are strongly encouraged to attend regularly scheduled Board of Director meetings in person.

Board of Directors and Executive Officers

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Carlos E. Evans (66)	Director since June 2016

Mr. Evans is retired. He is Director, Sykes Enterprises, Inc. (2016-Present); Director, Highwoods Properties, Inc. (2015-Present); Director, Queens University of Charlotte (2015-Present); Director, National Coatings and Supplies Inc. (2015-Present); Director, American Welding & Gas Inc. (2015-Present); and Director, Johnson Management (2015-Present). He was formerly Executive Vice President and Group Head of Wells Fargo Eastern Commercial Banking and National Head of Government and Institutional Banking (2009-2014).

Director—the Company

Sykes Enterprises, Inc. (an international provider of outsourced customer contact management services); Highwoods Properties, Inc. (a real estate investment trust); Queens University of Charlotte; National Coatings and Supplies Inc.; American Welding & Gas Inc.; and Johnson Management

Richard A. Mark (64)	Director since June 2016

Mr. Mark is retired. He is Director, Almost Home Kids (2016-Present). He was formerly Partner, Deloitte & Touche LLP (2002-2015) and Chairman and member of the Audit Committee, Katy Industries, Inc. (2015-2016).

Director—the Company

Almost Home Kids (an organization which provides care to children with complicated health needs)

Timothy J. Leach (62)	Director since July 2016

Mr. Leach is retired. He is a member of the investment advisory board of American Bankers Association (2014-Present); and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014-Present). He was formerly Chief Investment Officer, US Bank Wealth Management (2008-2016).

Director (Chairman)—the Company

American Bankers Association; and National Committee to Preserve Social Security & Medicare

Interested Director*

Katherine (“Kaysie”) Uniacke (57)	Director since June 2016

Chair of the Board—Goldman Sachs Asset Management International (2013–Present); Director—Goldman Sachs Funds, plc (2013–Present); Advisory Director—Goldman Sachs (2013–Present); Global Chief Operating Officer—GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director—Goldman Sachs (1997–2002).

Director—the Company, GS BDC and GS PMMC

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Brendan McGovern	46	Chief Executive Officer and President
Jon Yoder	44	Chief Operating Officer
Jonathan Lamm	43	Chief Financial Officer and Treasurer
Maya Teufel	45	Chief Compliance Officer
Salvatore Lentini	45	Executive Vice President
David Yu	36	Executive Vice President and Head of Research
Jordan Walter	37	Executive Vice President
Carmine Rossetti	39	Principal Accounting Officer

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Carlos E. Evans. Mr. Evans has served on our Board of Directors since June 2016. Mr. Evans is retired. Mr. Evans is currently a member of the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services, and is a member of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as chair of the Compensation/Governance Committee and as a member of the Executive Committee. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans also serves on the boards of Queens University of Charlotte and three private companies, National Coatings and Supplies Inc., American Welding & Gas Inc. and Johnson Management. Based on the foregoing, Mr. Evans is experienced with financial and investment matters.

Richard A. Mark. Mr. Mark has served on our Board of Directors since June 2016. Mr. Mark has been designated as the Board of Director’s “audit committee financial expert” given his extensive accounting and finance experience. Mr. Mark is retired. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Mr. Mark also served until August 2016 as Chairman of the Board of Directors and as a member of the Audit Committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Mr. Mark is a certified public accountant. Mr. Mark is a Director of Almost Home Kids, an organization which provides care to children with complicated health needs. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters.

Timothy J. Leach. Mr. Leach has served on our Board of Directors since July 2016 and on March 2, 2017 was appointed as Lead Independent Director. Mr. Leach was appointed as Chairperson of our Board of Directors on December 11, 2017. Mr. Leach is retired. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Mr. Leach currently serves as a member of the investment advisory board of American Bankers Association and as treasurer and a member of the board of the National Committee to Preserve Social Security & Medicare. Based on the foregoing, Mr. Leach is experienced with financial and investment matters.

Interested Director:

Kaysie Uniacke. Ms. Uniacke has been one of our directors since June 2016. Ms. Uniacke served as Chairperson of our Board of Directors from June 2016 until December 11, 2017. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg, Dublin family of funds, GS BDC and PMMC and is an advisory director to GS Group. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as our chief executive officer and president since June 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC and GS PMMC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as our chief operating officer since June 2016. Mr. Yoder is chief operating officer of GS BDC and GS PMMC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as our chief financial officer and treasurer since June 2016. Mr. Lamm is also chief financial officer and treasurer of GS BDC and GS PMMC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 2002. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Maya Teufel. Ms. Teufel was appointed as the Company’s chief compliance officer in December 2016. Ms. Teufel is currently the chief compliance officer of GS BDC, GS PMMC and Goldman Sachs Trust II. Prior to joining GSAM in September 2016, she was, from November 2013 to August 2016, the General Counsel and Chief Compliance Officer of Emerging Global Advisors, LLC (currently part of Ameriprise Financial). While at Emerging Global Advisors, Ms. Teufel also held the position of fund chief compliance officer from October 2015 to August 2016. Prior to joining Emerging Global Advisors, she was, from July 2005 to November 2013, Vice President, Corporate Counsel at Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., an insurance and financial services company. Prior to Prudential, Ms. Teufel was an associate in the mergers and acquisitions groups of Sullivan & Cromwell LLP and Gibson, Dunn & Crutcher LLP.

Salvatore Lentini. Mr. Lentini has served as an executive vice president of the Company since June 2016. Mr. Lentini is executive vice president of GS BDC and GS PMMC and co-head and senior portfolio manager of the GSAM Credit Alternatives investment team and also serves as its head of liquid credit and trading. Mr. Lentini is also a voting member of Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Lentini joined the firm in 2006. Prior to joining the firm, Mr. Lentini was a managing director in the Global Investments Group at Amaranth Advisors, where he was responsible for trading all credit products within the United States. Before joining Amaranth, he was responsible for trading high yield and crossover debt at the Royal Bank of Scotland (RBS). Earlier, Mr. Lentini traded high yield fixed income for PaineWebber.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since June 2016. Mr. Yu is executive vice president of GS BDC and GS PMMC and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

Jordan Walter. Mr. Walter is a member of the GSAM Credit Alternatives team with a focus on sourcing and origination of privately negotiated debt financings. Prior to joining GSAM Credit Alternatives, Mr. Walter was a vice president at MCG Capital where he co-originated and managed the security and underwriting strategy for debt and equity financings. Mr. Walter earned a BS in Finance from the Virginia Polytechnic Institution and State University.

Carmine Rossetti. Mr. Rossetti has served as our principal accounting officer since May 2017. Mr. Rossetti is also the principal accounting officer of GS BDC and GS PMMC. He is a Vice President in the Finance Division of Goldman Sachs & Co. LLC and head of the GSAM Hedge Fund and BDC Controllers teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Carlos E. Evans, Timothy J. Leach, and Richard A. Mark, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. Richard A. Mark serves as Chairman of the Audit Committee. The Board and the Audit Committee have determined that Richard A. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of the Company’s auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by the Company’s independent public accountants. The Audit Committee is also responsible for aiding the Board in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held five formal meetings in 2017.

Governance and Nominating Committee

The Governance and Nominating Committee members are Kaysie Uniacke, Carlos E. Evans, Richard A. Mark and Timothy J. Leach. Kaysie Uniacke serves as the Chairman of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for election by the Company’s stockholders, when necessary, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and the Company’s management. The Governance and Nominating Committee will consider nominees recommended by the Company’s stockholders that are properly submitted in accordance with the Company’s bylaws.

The Governance and Nominating Committee held four formal meetings in 2017.

Compliance Committee

The Compliance Committee members are Kaysie Uniacke, Carlos E. Evans, Richard A. Mark and Timothy J. Leach. Kaysie Uniacke serves as Chairman of the Compliance Committee. The Compliance Committee is responsible for overseeing the Company’s compliance processes, and, insofar as they relate to services provided to us, the compliance processes of the Company’s Investment Adviser, principal underwriters, administrator and transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board with respect to compliance matters.

The Compliance Committee held five formal meetings in 2017.

Contract Review Committee

The Contract Review Committee members are Kaysie Uniacke, Carlos E. Evans, Richard A. Mark and Timothy J. Leach. Kaysie Uniacke serves as Chairman of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board for reviewing and monitoring performance under the Company’s investment management, placement agency, underwriting (if any), transfer agency and certain other agreements with the Company’s Investment Adviser and its affiliates. The Contract Review Committee provides appropriate assistance to the Board in connection with the Board’s approval, oversight and review of the Company’s other service providers, including the Company’s custodian/accounting agent, sub-transfer agents, placement agent, professional (legal and accounting) firms and printing firms.

The Contract Review Committee had one formal meeting in 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers and any persons holding more than 10% of our Shares are required to report their beneficial ownership and any changes therein to the SEC and to us. Specific due dates for those reports have been established, and we are required to report any failure to file such reports by those due dates. Based on our review of filings with the SEC and written representations furnished to us during 2017, the directors, executive officers and 10% beneficial owners filed all such reports within the specified time period.

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also adopted our Investment Adviser’s Code of Ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330. The Codes of Ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained after paying a duplicating fee by writing the SEC’s Public Reference Section, Washington, DC 20549-0102, or by electronic request to publicinfo@sec.gov.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Chief Executive Officer and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K.

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairman of our Board of Directors.

ITEM 11.     EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, each Independent Director was compensated with a $112,500 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $12,500 and the director designated as “audit committee financial expert” received an additional $7,500 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the period from January 11, 2017 (commencement of operations) to December 31, 2017 (4)	Total Compensation From the Goldman Sachs Fund Complex for the period from January 11, 2017 (commencement of operations) to December 31, 2017
Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Carlos E. Evans	$112,500	$112,500
Richard A. Mark (2)	$127,500	$127,500
Timothy J. Leach (3)	$137,500	$137,500

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as audit committee financial expert.

(3)	Includes compensation in his capacity as Lead Independent Director. Mr. Leach was appointed Chairperson in December 2017.

(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2018, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage

Interested Director
Kaysie Uniacke	Record/Beneficial	2,332	*

Independent Directors
Carlos E. Evans	Record/Beneficial	4,665	*
Richard A. Mark	Record/Beneficial	6,997	*
Timothy J. Leach	Record/Beneficial	6,997	*

Executive Officers
Brendan McGovern	Record/Beneficial	2,332	*
Jon Yoder	–	–	–
Jonathan Lamm	Record/Beneficial	1,166	*
Maya Teufel	–	–	–
Salvatore Lentini	Record/Beneficial	583	*
David Yu	Record/Beneficial	583	*
Jordan Walter	–	–	–
Carmine Rossetti	–	–	–
All officers and directors as a group (12 persons)	Record/Beneficial	25,655	*

(1) The business address for each of our officers and directors is c/o Goldman Sachs Middle Market Lending Corp., 200 West Street New York, New York 10282.

* Amount rounds to less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

The Company is party to an investment management agreement, pursuant to which the Company pays GSAM, a wholly owned subsidiary of GS Group Inc., a quarterly fee for investment management services equal to 0.375% (i.e., an annual rate of 1.50%) of our average NAV (including uninvested cash and cash equivalents), and a two-part incentive fee based on (a) the amount by which our ordinary income exceeds certain “hurdle rates,” and (b) our capital gains.

Subject to the supervision of the Board of Directors, our Investment Adviser provides day-to-day advice regarding our portfolio transactions and is responsible for our business affairs and other administrative matters.

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we paid GSAM a total of $1.74 million in fees pursuant to the Investment Advisory Agreement.

License Agreement

The Company is party to a license agreement with an affiliate of Goldman Sachs pursuant to which the Company has been granted a non-exclusive, royalty-free license to use the “Goldman Sachs” name. Under this agreement, the Company shall not have a right to use the Goldman Sachs name if GSAM or another affiliate of Goldman Sachs is not the Company’s Investment Adviser or if the Company’s continued use of such license results in a violation of applicable law, results in a regulatory burden or has adverse regulatory consequences. Other than with respect to this limited license, the Company has no legal right to the “Goldman Sachs” name.

Co-Investment Opportunities

The Company has in the past co-invested, and in the future may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments may be made only if the Company receives an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted the Company, GS PMMC and GS BDC, as well as certain other funds managed by GSAM in the future, the exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief.

Transfer Agent Agreement

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with Goldman Sachs & Co. LLC, an affiliate of GSAM, pursuant to which Goldman Sachs & Co. LLC, serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.12% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we paid Goldman Sachs & Co. LLC a total of $0.16 million in fees pursuant to the Transfer Agent Agreement.

Placement Agent Agreements

The Company has entered into an agreement with each of Goldman Sachs & Co. LLC and Goldman Sachs International (each, a “Placement Agent” and together with various sub-placement agents, the “Placement Agents”) pursuant to which the Placement Agents will assist the Company in conducting private placement offerings. The Placement Agents have entered into or will enter into sub-placement agreements (together with the agreements with Goldman Sachs & Co. LLC and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Related Party Transaction Review Policy

The Audit Committee conducts quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to the Company’s Code of Ethics. Each of the Company’s directors and executive officers is instructed and periodically reminded to inform GSAM Compliance of any potential related party transactions. In addition, each such director and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Proxy Voting by the Investment Adviser

Our Investment Adviser has implemented processes designed to prevent conflicts of interest from influencing proxy voting decisions that it makes on behalf of advisory clients, including us, and to help ensure that such decisions are made in accordance with its fiduciary obligations to its clients. Notwithstanding such proxy voting processes, proxy voting decisions made by our Investment Adviser with respect to securities held by us may benefit the interests of Goldman Sachs and Accounts other than us.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was $250,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2017 was $1,329,433. This amounts represents fees PricewaterhouseCoopers LLP billed to GSAM for services related to SSAE 16 reports.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was $12,500.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2017.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the period from January 11, 2017 (commencement of operations) to December 31, 2017. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairman or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

De Minimis Waiver. The pre-approval requirements of the Policy may be waived with respect to the provision of non-audit services that are permissible for an independent auditor to perform, provided (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues subject to pre-approval that was paid to the independent auditors during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee, pursuant to the pre-approval provisions of the Policy.

Pre-Approval of Non-Audit Services Provided to GSAM. The Policy provides that, in addition to requiring pre-approval of audit and non-audit services provided to the Company, the Audit Committee will pre-approve those non-audit services provided to the Company’s investment adviser (and entities controlling, controlled by or under common control with the investment adviser that provide ongoing services to the Company) where the engagement relates directly to the operations or financial reporting of the Company.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to GSAM or any entity controlling, controlled by or under common control with GSAM that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether the provision of non-audit services rendered to GSAM and any entity controlling, controlled by, or under common control with GSAM that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 74 of this Annual Report on Form 10-K.
(2)

Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements included in this Annual Report on Form 10-K.

(3)	Exhibits—The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K, including those incorporated by reference.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

10.1

Investment Management Agreement, dated as of January 13, 2017, between the Company and Goldman Sachs Asset Management, L.P (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (file no. 000-55746), filed on March 17, 2017).

10.2

Administration Agreement, dated as of February 21, 2017, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (file no. 000-55746), filed on March 17, 2017).

10.3

License Agreement, dated as of July 1, 2016, between the Company and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (file no. 000-55746), filed on March 17, 2017).

10.4

Custodian Contract, dated as of February 23, 2017, between the Company and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (file no. 000-55746), filed on March 17, 2017).

10.5

Revolving Credit Agreement, dated as of March 15, 2017, between the Company, as Borrower and HSBC Bank USA, National Association, as the Administrative Agent and Lender (incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to our Registration Statement on Form 10 (file no. 000-55746), filed on March 17, 2017).

10.5.1

First Amendment to Revolving Credit Agreement, dated as of April 12, 2017, between the Company, as borrower, and HSBC Bank USA, National Association, as administrative agent and a lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 14, 2017).

10.6

Senior Secured Revolving Credit Agreement, dated as of September 11, 2017, by and among the Company, as the borrower, the lenders from time to time party thereto, and SunTrust Bank, as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 14, 2017).

11.1	Computation of Earnings per Share (included in the notes to the audited consolidated financial statements contained in this report).

14.1	Code of Ethics of the Registrant.

14.2	Code of Business Conduct and Ethics.

24.1	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2018	GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2017, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2018.

Signature	Title

/s/ Brendan McGovern Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)

/s/ Jonathan Lamm Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Carmine Rossetti Carmine Rossetti	Principal Accounting Officer

/s/ Timothy J. Leach Timothy J. Leach	Chairman of the Board of Directors

/s/ Carlos E. Evans Carlos E. Evans	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Katherine Uniacke Katherine Uniacke	Director