Form 10-Q
period 2018-03-31
Goldman Sachs Middle Market Lending Corp.
filed 2018-05-04
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
(Do not check if a smaller reporting company)
Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 4, 2018 was 26,949,061.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Assets and Liabilities as of March 31, 2018 (Unaudited) and December 31, 2017	4
	Consolidated Statements of Operations for the three months ended March 31, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 (Unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 (Unaudited)	7
	Consolidated Schedules of Investments as of March 31, 2018 (Unaudited) and December 31, 2017	8
	Notes to the Consolidated Financial Statements (Unaudited)	12
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 4.	Controls and Procedures	48

PART II	OTHER INFORMATION	48
ITEM 1.	Legal Proceedings	48
ITEM 1A.	Risk Factors	48
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 3.	Defaults Upon Senior Securities	49
ITEM 4.	Mine Safety Disclosures	49
ITEM 5.	Other Information	49
ITEM 6.	Exhibits	49

SIGNATURES		51

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2018 (unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $590,686 and $521,524, respectively)	$591,674	$522,046
Non-controlled affiliated investments (cost of $14,310 and $–, respectively)	14,183	–
Investments in affiliated money market fund (cost of $2,952 and $–(1), respectively)	2,952	–	(1)
Cash	5,131	3,537
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	3,527	3,636
Deferred financing costs	2,679	2,860
Deferred offering costs	–	39
Other assets	263	11

Total assets	$620,409	$532,129

Liabilities

Debt	$94,000	$62,000
Interest and other debt expense payable	306	312
Management fees payable	1,821	1,552
Incentive fees payable	321	77
Distribution payable	10,427	9,272
Payable for investments purchased	127	–
Directors’ fees payable	105	–
Accrued offering costs	20	18
Accrued expenses and other liabilities	1,504	770

Total liabilities	$108,631	$74,001

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 26,949,061 and 24,248,459 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	27	24
Paid-in capital in excess of par	516,313	464,460
Accumulated net realized gain (loss)	912	–
Accumulated undistributed (distributions in excess of) net investment income (loss)	(6,335)	(6,878)
Net unrealized appreciation (depreciation) on investments	861	522

TOTAL NET ASSETS	$511,778	$458,128

TOTAL LIABILITIES AND NET ASSETS	$620,409	$532,129

Net asset value per share	$18.99	$18.89

(1)	Amount rounds to less than $1.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$15,025	$357
Other income	191	2

Total investment income from non-controlled/non-affiliated investments	15,216	359
From non-controlled affiliated investments:
Interest income	3	–
Dividend income	11	–

Total investment income from non-controlled affiliated investments	14	–

Total investment income	$15,230	$359

Expenses:
Interest and other debt expenses	$1,271	$83
Management fees	1,821	345
Incentive fees	244	35
Offering costs	41	260
Professional fees	313	207
Administration, custodian and transfer agent fees	300	103
Directors’ fees	105	346
Organization expenses	–	459
Other expenses	165	131

Total expenses	$4,260	$1,969

Management fees waiver	$–	$(203)

Net expenses	$4,260	$1,766

NET INVESTMENT INCOME (LOSS)	$10,970	$(1,407)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1,285	$–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	466	232
Non controlled affiliated investments	(127)	–

Net realized and unrealized gains (losses)	$1,624	$232

Provision for taxes on realized gain on investments	$(373)	$–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,221	$(1,175)

Net investment income (loss) per share (basic and diluted)	$0.45	$(0.94)
Earnings (loss) per share (basic and diluted)	$0.50	$(0.79)
Weighted average shares outstanding	24,428,499	1,494,768
Distributions declared per share	$0.43	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income	$10,970	$(1,407)
Net realized gain (loss) on investments	1,285	–
Net change in unrealized appreciation (depreciation) on investments	339	232
Provision for taxes on realized gain on investments	(373)	–

Net increase (decrease) in net assets resulting from operations	$12,221	$(1,175)

Distributions to stockholders from:
Net investment income	$(10,427)	$–

Total distributions to stockholders	$(10,427)	$–

Capital transactions:
Issuance of common shares (2,700,602 and 4,777,490 shares, respectively)	$51,856	$92,931

Net increase (decrease) in net assets resulting from capital transactions	$51,856	$92,931

TOTAL INCREASE (DECREASE) IN NET ASSETS	$53,650	$91,756

Net assets at beginning of period	$458,128	$–

Net assets at end of period	$511,778	$91,756

Accumulated undistributed (distributions in excess of) net investment income	$(6,335)	$–

Accumulated undistributed net investment income (loss)	$–	$(1,407)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$12,221	$(1,175)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(117,067)	(64,491)
Investments in affiliated money market fund, net	(2,952)	–
Proceeds from sales of investments and principal repayments	35,872	–
Net realized (gain) loss on investments	(1,285)	–
Net change in unrealized (appreciation) depreciation on investments	(339)	(232)
Amortization of premium and accretion of discount, net	(992)	(9)
Amortization of deferred financing costs	194	40
Amortization of deferred offering costs	41	260
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	109	(257)
(Increase) decrease in other assets	(252)	(220)
Increase (decrease) in interest and other debt expense payable	(19)	43
Increase (decrease) in management fees payable	269	142
Increase (decrease) in incentive fees payable	244	35
Increase (decrease) in payable for investments purchased	127	–
Increase (decrease) in accrued organization costs	–	52
Increase (decrease) in directors’ fees payable	105	115
Increase (decrease) in accrued expenses and other liabilities	734	410

Net cash provided by (used for) operating activities	$(72,990)	$(65,287)

Cash flows from financing activities:
Proceeds from issuance of common stock	$51,856	$92,931
Offering costs paid	–	(962)
Distributions paid	(9,272)	–
Borrowings on debt	69,000	58,500
Repayments of debt	(37,000)	–
Financing costs paid	–	(340)

Net cash provided by (used for) financing activities	$74,584	$150,129

Net increase (decrease) in cash	1,594	84,842
Cash, beginning of period	3,537	–

Cash, end of period	$5,131	$84,842

Supplemental and non-cash financing activities
Interest expense paid	$854	$–
Accrued but unpaid offering costs	$20	$225
Accrued but unpaid distributions	$10,427	$–
Accrued but unpaid deferred financing costs	$13	$94

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 118.38% #

Corporate Debt (1) – 117.68%

1st Lien/Senior Secured Debt – 43.66%
Bullhorn, Inc.(2) (3)	Internet Software & Services	8.64%	L + 6.75%; 1.00% Floor	11/21/2022	$17,339	$17,170	$17,165
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	8.62%	L + 6.75%; 1.00% Floor	11/21/2022	5,994	3,581	3,566
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	8.64%	L + 6.75%; 1.00% Floor	11/21/2022	899	67	75
Collaborative Imaging, LLC^^^ (2)	Health Care Providers & Services	8.39%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,510	12,383
Continuum Managed Services LLC(2) (3)	IT Services	10.64%	L + 8.75%; 1.00% Floor	06/08/2023	19,344	18,865	18,909
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 8.75%; 1.00% Floor	06/08/2023	1,626	(38)	(37)
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 8.75%; 1.00% Floor	06/08/2022	2,000	(46)	(45)
Dade Paper & Bag, LLC(2) (3)	Distributors	9.29%	L + 7.50%; 1.00% Floor	06/10/2024	9,925	9,743	9,776
Dade Paper & Bag, LLC(2) (3)	Distributors	8.89%	L + 7.00%; 1.00% Floor	06/10/2024	1,266	1,253	1,218
Datto, Inc.(2) (3)	IT Services	9.72%	L + 8.00%; 1.00% Floor	12/07/2022	50,610	49,651	49,598
Datto, Inc.(2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,407	(64)	(68)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.66%	L + 6.00%; 1.00% Floor	08/21/2023	11,641	11,374	11,379
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.62%	L + 6.00%; 1.00% Floor	08/21/2023	3,765	1,383	1,384
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	9.24%	P + 5.00%	08/21/2023	1,506	643	644
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	9.79%	L + 8.00%; 1.00% Floor	10/03/2022	27,100	26,537	26,558
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	1,983	(40)	(40)
Netvoyage Corporation(2) (3)	Software	11.38%	L + 9.50%; 1.00% Floor	03/24/2022	8,078	7,940	7,937
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.50%; 1.00% Floor	03/24/2022	610	(10)	(11)
Real Industry, Inc.(2)	Capital Markets	11.00%		11/17/2018	994	966	958
SF Home Décor, LLC(2) (3)	Household Products	11.81%	L + 9.50%; 1.00% Floor	07/13/2022	25,988	25,290	25,468
VRC Companies, LLC(2) (4) (5)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2023	2,675	(26)	(27)
Xactly Corporation(2) (3)	Internet Software & Services	9.14%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,784	28,734
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(38)	(43)
Yasso, Inc.(2) (3)	Food Products	9.64%	L + 7.75%; 1.00% Floor	03/23/2022	8,316	8,177	7,983

Total 1st Lien/Senior Secured Debt						223,672	223,464

1st Lien/Last-Out Unitranche (6) – 13.74%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.30%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,419	26,413
Intelligent Document Solutions, Inc.(2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	02/28/2024	19,900	(640)	(647)
Smarsh, Inc.(2) (3)	Software	9.76%	L + 7.88%; 1.00% Floor	03/31/2021	45,220	44,419	44,542

Total 1st Lien/Last-Out Unitranche						70,198	70,308

2nd Lien/Senior Secured Debt – 60.28%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.80%	L + 8.50%; 1.00% Floor	09/25/2023	7,900	7,727	7,722
Country Fresh Holdings, LLC(2) (3)	Food Products	10.49%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,583	11,328
DuBois Chemicals, Inc.(2) (3)	Chemicals	9.82%	L + 8.00%; 1.00% Floor	03/15/2025	19,300	18,904	19,107
ERC Finance, LLC(2) (3)	Health Care Providers & Services	9.96%	L + 8.22%; 1.00% Floor	09/21/2025	25,400	24,854	24,892
ICP Industrial, Inc.(2) (3)	Chemicals	9.94%	L + 8.25%; 1.00% Floor	05/03/2024	23,500	22,940	22,912
ICP Industrial, Inc.(2) (3)	Chemicals	10.10%	L + 8.25%; 1.00% Floor	05/03/2024	5,400	5,272	5,265
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	9.47%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,166	7,236
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	10.31%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,075	17,062
Market Track, LLC(2) (3)	Internet Catalog & Retail	9.49%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,442	19,400
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.56%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,918	16,921
Oasis Outsourcing Holdings, Inc.(2) (3)	Diversified Financial Services	9.14%	L + 7.25%; 1.00% Floor	07/01/2024	28,660	28,264	28,302

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (++)	Maturity	Par Amount	Cost	Fair Value
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.88%	L + 8.00%; 1.00% Floor	10/12/2025	$19,200	$18,738	$19,248
RSC Acquisition, Inc.(2)	Insurance	10.30%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,980	11,979
RSC Acquisition, Inc.(2) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(60)	(61)
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.72%	L + 8.75%; 1.00% Floor	02/03/2025	15,000	14,797	14,813
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.88%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,247	6,309
USRP Holdings, Inc.(2)	Insurance	10.38%	L + 8.50%; 1.00% Floor	09/29/2025	9,700	9,579	9,579
USRP Holdings, Inc.(2) (4) (5)	Insurance		L + 8.50%; 1.00% Floor	09/29/2025	2,400	(30)	(30)
Xcellence, Inc.(2) (3)	IT Services	11.00%	L + 8.75%; 1.00% Floor	06/22/2024	15,500	15,124	15,113
Young Innovations, Inc.(2) (3)	Health Care Equipment & Supplies	10.05%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,072	21,049
Zep Inc.(2)	Chemicals	10.02%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,774	30,347

Total 2nd Lien/Senior Secured Debt						307,366	308,493

Total Corporate Debt						601,236	602,265

Portfolio Company	Industry				Shares	Cost	Fair Value

Common Stock(1) – 0.70%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (7)	Health Care Providers & Services				11,719	$1,580	$1,580
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (7) (8)	Health Care Providers & Services				11,060	220	220
Continuum Managed Services LLC – Class A(2) (3) (7)	IT Services				663	663	713
Continuum Managed Services LLC – Class B(2) (3) (7)	IT Services				449,713	7	216
National Spine and Pain Centers, LLC(2) (3) (7)	Health Care Providers & Services				500	500	425
Yasso, Inc.(2) (3) (7)	Food Products				790	790	438

Total Common Stock						3,760	3,592

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.58% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			1.61%(9)		2,952,000	$2,952	$2,952

Total Investments in Affiliated Money Market Fund						2,952	2,952

TOTAL INVESTMENTS – 118.96%						$607,948	$608,809

LIABILITIES IN EXCESS OF OTHER ASSETS – (18.96%)							$(97,031)

NET ASSETS – 100.00%							$511,778

#	Percentages are based on net assets.
(+)

The terms in the Consolidated Schedule of Investments disclose the actual interest rate for partially or fully funded debt in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect at March 31, 2018.

(++)

Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.66%, 2.45%, 2.31%, 2.00%, 1.88% and 1.75%, respectively. As of March 31, 2018, P was 4.75%.

^^^

As defined in the Investment Company Act of 1940, the Company is deemed to be an “Affiliated Person” of the portfolio company because it owns 5% or more of such portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement).

(1)	Assets are pledged as collateral for the SunTrust Revolving Credit Facility. See Note 6 “Debt”.
(2)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the SEC. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 7 “Commitments and Contingencies”.

(5)

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
(8)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018 the aggregate fair value of this security was $220 or 0.04% of the Company’s total assets.

(9)	The rate shown is the annualized seven-day yield as of March 31, 2018.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 113.95% #

Corporate Debt (1) – 113.50%

1st Lien/Senior Secured Debt – 43.54%
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
(+)

Variable rate loans bear interest at a rate that may be determined by reference to either L or alternate base rate (commonly based on P), at the borrower’s option. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. The terms in the Schedule of Investments disclose the actual interest rate in effect as of the reporting date. For investments with multiple interest rate contracts, the interest rate shown is the weighted average interest rate in effect as of December 31, 2017. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%.

(1)	Assets are pledged as collateral for the SunTrust Revolving Credit Facility. See Note 6 “Debt”.
(2)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the SEC. See Note 3 “Significant Agreements and Related Party Transactions”.

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

Goldman Sachs Middle Market Lending LLC (“MMLC LLC”) was formed on June 13, 2016. Effective January 30, 2017, MMLC LLC converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. (the “Company”), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC. The Company commenced operations on January 11, 2017. On January 30, 2017, the Company’s initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member’s initial capital contribution to MMLC LLC was canceled. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2017.

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

The investment period commenced on December 29, 2016 (the “Initial Closing Date”) and will continue until September 29, 2019, provided that it may be extended by the Board of Directors (the “Board of Directors”), in its discretion, for one additional six-month period, and, with the approval of a majority-in-interest of the stockholders, for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiary, MMLC Blocker I, LLC, formerly known as My-On MMLC Blocker, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company earned $537 and $0 in prepayment premiums, respectively, and $550 and $0 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another account managed by the Investment Adviser.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of each of March 31, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2018 and December 31, 2017, the Company held $5,131 and $3,537 in cash, respectively.

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

The Company intends to elect to be treated as a RIC commencing with its taxable year ended December 31, 2017. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify for tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company accrued excise tax of $0.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company accrued income taxes of $373 and $0, respectively. As of March 31, 2018, $373 of income taxes remained payable.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the revolving credit facility between the Company and SunTrust Bank (the “SunTrust Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SunTrust Revolving Credit Facility. Deferred financing costs related to the SunTrust Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, Management Fees amounted to $1,821 and $345, respectively.

The Investment Adviser voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to March 31, 2017. As of March 31, 2018, net Management Fees payable amounted to $1,821.

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

For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $244 and $35, for which none were realized.

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

For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $154 and $75, respectively. As of March 31, 2018, $103 remained payable.

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

For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $146 and $28, respectively. As of March 31, 2018, $146 remained payable.

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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2018 and December 31, 2017, there were $476 and $270, respectively, included within Accrued expenses and other liabilities, $13 and $0, respectively, included within Interest and other debt expense payable, and $20 and $18, respectively, included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

Placement Agent Agreements

The Company has entered into an agreement with each of GS & Co. and Goldman Sachs International (each, a “Placement Agent” and together with various sub-placement agents, the “Placement Agents”) pursuant to which GS & Co. and Goldman Sachs International assisted the Company in conducting private placement offerings from December 29, 2016 through the Final Closing Date. GS & Co. and Goldman Sachs International entered into sub-placement agreements (together with the agreements with GS & Co. and Goldman Sachs International, the “Placement Agent Agreements”) with various sub-placement agents to assist in conducting the private placement offering. The Placement Agents are not expected to be compensated by the Company for their services, but may charge investors a placement fee with respect to their investment in the Company. The Placement Agents may also be compensated by the Investment Adviser, in its discretion, for certain services including promotional and marketing support, shareholder servicing, operational and recordkeeping, sub-accounting, networking or administrative services. These payments are made out of the Investment Adviser’s own resources and/or assets, including from the revenues or profits derived from the advisory fees the Investment Adviser receives from the Company.

Affiliates

The Company’s investments in affiliates for the three months ended March 31, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of March 31, 2018	Dividend, Interest and PIK Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$34,256	$(31,304)	$–	$–	$2,952	$11	$–
Collaborative Imaging, LLC	–		14,310	–	–	(127)	14,183	3	–
Total Non-Controlled Affiliates	$–	(4)	$48,566	$(31,304)	$–	$(127)	$17,135	$14	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

(4)	Amount rounds to less than $1.

The Company’s investments in affiliates for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	Fair Value as of January 11, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2017		Dividend, Interest and PIK Income	Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57	$–
Total Non-Controlled Affiliates	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57	$–

(1)	Fund advised by an affiliate of Goldman Sachs.
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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2,952 and an amount less than $1, respectively) consisted of the following:

	March 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$223,672	$223,464	$199,690	$199,464
1st Lien/Last-Out Unitranche	70,198	70,308	36,998	37,138
2nd Lien/Senior Secured Debt	307,366	308,493	282,376	283,374
Common Stock	3,760	3,592	2,460	2,070
Total Investments	$604,996	$605,857	$521,524	$522,046

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
IT Services	13.9%	16.5%	16.0%	18.4%
Chemicals	12.8	15.2	13.8	15.8
Internet Software & Services	12.6	14.8	14.5	16.5
Health Care Providers & Services	10.6	12.5	9.6	10.9
Diversified Financial Services	10.1	12.0	9.7	11.0
Software	8.7	10.3	4.4	5.0
Household Products	4.2	5.0	4.9	5.6
Insurance	3.5	4.2	–	–

	March 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Equipment & Supplies	3.5	4.1	4.0	4.6
Food Products	3.3	3.9	3.8	4.4
Internet Catalog & Retail	3.2	3.8	3.7	4.2
Road & Rail	3.2	3.8	3.7	4.2
Health Care Technology	2.8	3.3	3.3	3.7
Air Freight & Logistics	2.4	2.9	2.8	3.2
Hotels, Restaurants & Leisure	2.2	2.6	2.3	2.6
Distributors	1.8	2.1	1.9	2.1
Containers & Packaging	1.0	1.2	1.6	1.8
Capital Markets	0.2	0.2	–	–
Commercial Services & Supplies(1)	(0.0)	(0.0)	–	–
Total	100.0%	118.4%	100.0%	114.0%

(1)	Position is an unfunded loan commitment. The negative fair value is the result of the capitalized discount on the loan.

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2018	December 31, 2017
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$210,150	• Discount Rate	9.4% - 13.0% (11.0%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$70,308	• Discount Rate	10.8% - 11.2% (11.1%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$223,886	• Discount Rate	10.4% - 12.6% (11.5%)
Equity	Common Stock	Comparable multiples:
	$1,792	• EV/EBITDA(5)	9.5x - 15.6x (11.8x)

(1)

Included within Level 3 Assets of $549,026 is an amount of $42,890 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of EBITDA.

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2018:

Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$223,464	$223,464
1st Lien/Last-Out Unitranche	–		–	70,308	70,308
2nd Lien/Senior Secured Debt	–		56,831	251,662	308,493
Common Stock	–		–	3,592	3,592
Affiliated Money Market Fund	2,952		–	–	2,952
Total assets	$2,952		$56,831	$549,026	$608,809
The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:
Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$199,464	$199,464
1st Lien/Last-Out Unitranche	–		–	37,138	37,138
2nd Lien/Senior Secured Debt	–		56,593	226,781	283,374
Common Stock	–		–	2,070	2,070
Affiliated Money Market Fund	–	(1)	–	–	–	(1)
Total assets	$–	(1)	$56,593	$465,453	$522,046

(1)	Amount rounds to less than $1.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2018
1st Lien/Senior Secured Debt	$199,464	$27,681	$(6)	$18	$(3,911)	$218	$–	$–	$223,464
1st Lien/Last-Out Unitranche	37,138	54,473	–	(29)	(21,800)	526	–	–	70,308
2nd Lien/Senior Secured Debt	226,781	33,113	–	(81)	(8,370)	219	–	–	251,662
Common Stock	2,070	1,800	1,291	222	(1,791)	–	–	–	3,592
Total assets	$465,453	$117,067	$1,285	$130	$(35,872)	$963	$–	$–	$549,026

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2018 totaled $187, consisting of the following: 1st Lien/Senior Secured Debt $18, 1st Lien/Last-Out Unitranche $(30), 2nd Lien/Senior Secured Debt $(23) and Common Stock $222.

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
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2017 totaled $232, consisting of the following: 1st Lien/Senior Secured Debt $(1), 1st Lien/Last-Out Unitranche $(3), and 2nd Lien/Senior Secured Debt $236.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 644% and 839%, respectively.

The Company’s outstanding debt as of March 31, 2018 and December 31, 2017 was as follows:

	As of
	March 31, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
SunTrust Revolving Credit Facility (1)	$275,000	$94,000	$181,000	$94,000	$275,000	$62,000	$213,000	$62,000
Total Debt	$275,000	$94,000	$181,000	$94,000	$275,000	$62,000	$213,000	$62,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.

The combined weighted average interest rate of the aggregate borrowing outstanding for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were 3.92% and 3.66%, respectively.

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

Costs of $712 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of March 31, 2018 and December 31, 2017, outstanding deferred financing costs were $0 and $0, respectively.

The summary information of the HSBC Revolving Credit Facility for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 is as follows:

	For the Three Months Ended March 31, 2018		For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Borrowing interest expense	$	N/A	$28
Facility fees		N/A	15
Amortization of financing costs		N/A	40
Total	$	N/A	$83
Weighted average interest rate		N/A	3.45%
Average outstanding balance	$	N/A	$17,294	*

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.

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

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of March 31, 2018, total commitments under the Revolving Credit Facility were $275 million. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500 million.

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

Costs of $3,108 were incurred in connection with obtaining the SunTrust Revolving Credit Facility, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of March 31, 2018 and December 31, 2017, outstanding deferred financing costs were $2,679 and $2,860, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 is as follows:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Borrowing interest expense	$894	$	N/A
Facility fees	183		N/A
Amortization of financing costs	194		N/A
Total	$1,271	$	N/A
Weighted average interest rate	3.92%		N/A
Average outstanding balance	$92,511	$	N/A

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	March 31, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,035,093	$517,368	50%	$1,035,203	$569,334	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of March 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Bullhorn, Inc.	11/21/2018	$2,368	$(24)	11/21/2018	$5,994	$(30)
VRC Companies, LLC	3/13/2019	2,675	(27)	–	–	–
Continuum Managed Services, LLC	6/8/2019	1,626	(37)	6/8/2019	1,626	(41)
FWR Holding Corporation	8/21/2019	2,296	(52)	8/21/2019	3,162	(79)
Netvoyage Corporation	3/24/2022	610	(11)	3/24/2022	610	(11)
Continuum Managed Services, LLC	6/8/2022	2,000	(45)	6/8/2022	2,000	(50)
Xactly Corporation	7/29/2022	2,177	(43)	7/29/2022	2,177	(43)
Lithium Technologies, Inc.	10/3/2022	1,983	(40)	10/3/2022	1,983	(44)
Bullhorn, Inc.	11/21/2022	815	(8)	11/21/2022	815	(16)
Datto, Inc.	12/7/2022	3,407	(68)	12/7/2022	3,407	(68)
FWR Holding Corporation	8/21/2023	828	(19)	8/21/2023	1,318	(33)
Total 1st Lien/Senior Secured Debt		20,785	(374)		23,092	(415)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	19,900	(647)	–	–	–
Total 1st Lien/Last-Out Unitranche		19,900	(647)		–	–
2nd Lien/Senior Secured Debt
ICP Industrial, Inc.	–	–	–	11/4/2019	5,400	(135)
RSC Acquisition, Inc.	3/5/2020	6,100	(61)	–	–	–
USRP Holdings, Inc.	3/29/2020	2,400	(30)	–	–	–
Total 2nd Lien/Senior Secured Debt		8,500	(91)		5,400	(135)
Total		$49,185	$(1,112)		$28,492	$(550)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)

A negative fair value was reflected as investments, at fair value in the Consolidated Statements of Assets and Liabilities. The negative fair value is the result of the capitalized discount on the loan.

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
Total capital drawdowns	2,700,602	$51,856

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
Total capital drawdowns	4,777,490	$92,931

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43

There were no distributions for the period from January 11, 2017 (commencement of operations) to March 31, 2017.

9.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Numerator for basic and diluted earnings per share—increase in net assets resulting from operations	$12,221	$(1,175)
Denominator for basic and diluted earnings per share—the weighted average shares outstanding	24,428,499	1,494,768
Basic and diluted earnings (loss) per share	$0.50	$(0.79)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017.

	For the Three Months Ended March 31, 2018		For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Per Share Data:(1)
NAV, beginning of period	$18.89		$20.00
Net investment income (loss)	0.45		(0.94)
Net realized and unrealized gains (losses)	0.10	(2)	0.15
Income tax provision, realized gain	(0.02)		–

Net increase (decrease) in net assets resulting from operations	0.53	(2)	(0.79)
Distributions declared from net investment income(3)	(0.43)		–

Total increase (decrease) in net assets	0.10		(0.79)

NAV, end of period	$18.99		$19.21

Shares outstanding, end of period	26,949,061		4,777,490
Weighted average shares outstanding	24,428,499		1,494,768
Total return based on NAV(4)	2.81%		(3.95)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$511,778		$91,756
Ratio of net expenses to average net assets(5)	3.43%		16.93%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.27%		16.20%
Ratio of interest and other debt expenses to average net assets(5)	1.11%		1.32%
Ratio of incentive fees to average net assets(5)	0.05%		0.12%
Ratio of total expenses to average net assets(5)	3.43%		17.64%
Ratio of net investment income (loss) to average net assets(5)	9.92%		(11.21)%
Average debt outstanding	$92,511		$17,294 (6)
Average debt per share(7)	$3.79		$11.56
Portfolio turnover	6%		–%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	For the three months ended March 31, 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

11.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 6, 2018, the Company entered into (i) an agreement with Citibank, N.A. (the “Citibank Increasing Lender Agreement”), pursuant to which Citibank, N.A. agreed to increase its $25 million commitment to $50 million through the accordion feature in the SunTrust Revolving Credit Facility, (ii) an agreement with Industrial and Commercial Bank of China Limited, New York Branch (the “ICBC Joinder Agreement”), pursuant to which Industrial and Commercial Bank of China Limited, New York Branch agreed to provide a $50 million commitment through the accordion feature in the SunTrust Revolving Credit Facility and (iii) an agreement with Signature Bank (the “Signature Bank Joinder Agreement”), pursuant to which Signature Bank agreed to provide a $50 million commitment through the accordion feature in the SunTrust Revolving Credit Facility.

The Citibank Increasing Lender Agreement, ICBC Joinder Agreement and Signature Bank Joinder Agreement collectively increased the aggregate commitments under the SunTrust Revolving Credit Facility from $275 million to $400 million. The SunTrust Revolving Credit Facility continues to include an accordion feature, which would allow the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $500 million. There were no other amendments to the terms of the SunTrust Revolving Credit Facility.

On May 3, 2018, the Board of Directors declared a distribution of $0.43 per share payable on July 31, 2018 to stockholders of record as of June 15, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through March 31, 2018, we originated $704.02 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market corporate credit obligations and related instruments; including other income-producing assets. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. The term “middle-market corporate credit obligations and related instruments” is used to refer to loans and other forms of extensions of credit to, or securities or other instruments that provide exposure to the credit of, public and private companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) between $5 million and $75 million annually (“middle-market companies”). We expect to invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act. In addition, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time. Investors will be notified at least 60 days prior to any change to our 80% investment policy described above.

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

From December 29, 2016 through September 29, 2017 (the “Final Closing Date”) we conducted an offering pursuant to which investors made capital commitments (each, a “Commitment”) to purchase shares of our common stock pursuant to subscription agreements (“Subscription Agreements”) entered into with us pursuant to which each investor agreed to purchase common stock for an aggregate purchase price equal to its Commitment. Each investor is required to purchase shares of our common stock each time we deliver a drawdown notice at least five business days prior to the required funding date (the “Drawdown Date”). The offering and sale of common stock is exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

GS & Co. and Goldman Sachs International assisted us in conducting our private placement offering pursuant to agreements between us and each of GS & Co. and Goldman Sachs International.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Related to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages” in our annual report on Form 10-K for the period ended December 31, 2017.

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions in accordance with our investment management agreement (the “Investment Management Agreement”) and administration agreement (the “Administration Agreement”), including those relating to:

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

•	the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our independent directors;

•	the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;

•	costs of holding stockholders meetings;

•	listing fees, if any;

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2018 and December 31, 2017, our asset coverage ratio based on aggregated borrowings outstanding was 644% and 839%, respectively. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining an asset coverage ratio of at least 200% (or 150% if the above referenced requirements are met), we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, to such transactions (as calculated pursuant to requirements of the SEC). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions for such transactions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ (the “Board of Directors”) assessment of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $2.95 million and $0.00 million, respectively) consisted of the following:

	As of
	March 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$223.67	$223.47	36.9%	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	70.20	70.31	11.6	37.00	37.14	7.1
Second Lien/Senior Secured Debt	307.37	308.49	50.9	282.37	283.37	54.3
Common Stock	3.76	3.59	0.6	2.46	2.07	0.4

Total Investments	$605.00	$605.86	100.0%	$521.52	$522.05	100.0%

As of March 31, 2018 and December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.3%	10.3%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.6	10.5	10.4	10.2
Second Lien/Senior Secured Debt(2)	10.5	10.4	10.1	10.0
Common Stock(3)	0.0	0.0	0.0	0.0
Total Portfolio	10.3%	10.3%	10.0%	10.0%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value, respectively.

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018	December 31, 2017
Number of portfolio companies	33	29
Percentage of performing debt bearing a floating rate(1)	99.8%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.2%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.8x	5.8x
Weighted average interest coverage(3)	2.2x	2.3x
Median EBITDA(3)	$55.39 million	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, EBITDA typically represents net income before net interest expense, income tax expense, depreciation and amortization. The net debt to EBITDA represents the ratio of a portfolio company’s total debt (net of cash) and excluding debt subordinated to our investment in a portfolio company, to a portfolio company’s EBITDA. The interest coverage ratio represents the ratio of a portfolio company’s EBITDA as a multiple of a portfolio company’s interest expense. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. As of March 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.4% and 28.7%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of March 31, 2018 and December 31, 2017:

As of
	March 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	605.86	100.00	522.05	100.00
Grade 3	–	–	–	–
Grade 4	–	–	–	–

Total Investments	$605.86	100.00%	$522.05	100.00%

The increase in investments with a grade 2 investment performance rating as of March 31, 2018 compared to December 31, 2017 was primarily driven by an increase in net investment activity.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$605.00	100.00%	$521.52	100.00%
Non-accrual	–	–	–	–

Total Investments	$605.00	100.00%	$521.52	100.00%

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

The following table shows our investment activity for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 by investment type:

	For the Three Months Ended March 31, 2018		For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
New investment commitments at cost:
Gross originations	$137.67		$65.10
Less: Syndications(1)	–		–

Net amount of new investments committed at cost:	$137.67		$65.10
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$25.28		$16.00
First Lien/Last-Out Unitranche	74.38		6.47
Second Lien/Senior Secured Debt	36.21		41.34
Common Stock	1.80		1.29

Total	$137.67		$65.10

Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$3.80		$–
First Lien/Last-Out Unitranche	21.80		–
Second Lien/Senior Secured Debt	8.37		–
Common Stock	1.79		–

Total	$35.76		$–

Net increase (decrease) in portfolio	$101.91		$65.10

Number of new portfolio companies with new investment commitments(3)	5		6
Total new investment commitment amount in new portfolio companies(3)	$47.88		$65.10
Average new investment commitment amount in new portfolio companies(3)	$9.58		$10.85
Number of existing portfolio companies with new investment commitments(3)	6		–
Total new investment commitment amount in existing portfolio companies(3)	$89.78		$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.6		6.7
Percentage of new debt investment commitments at floating interest rates(3)	93.3%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	6.7%		0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)	10.4%	(5)	10.0%	(9)
Weighted average yield on new investment commitments(2)(3)	10.2%	(6)	9.8%	(10)
Weighted average yield on debt and income producing investments sold or paid down	9.8%	(7)	–%	(11)
Weighted average yield on investments sold or paid down	9.3%	(8)	–%	(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments as of the reporting date, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual.

(6)

Computed based on (a) the annual actual interest rate on new investment commitments as of the reporting date, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

(7)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down as of the reporting date, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down as of the reporting date, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments

(9)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(10)

Computed based on (a) the annual stated interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(11)

Computed based on (a) the annual stated interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

(12)

Computed based on (a) the annual stated interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 were as follows:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
Total investment income	$15.23	$0.36

Total expenses	(4.26)	(1.97)
Management fee waiver	–	0.20

Net expenses	(4.26)	(1.77)

Net investment income (loss)	10.97	(1.41)
Net realized gain (loss) on investments	1.28	–
Net unrealized appreciation (depreciation) on investments	0.34	0.23
Income tax provision, realized gain	(0.37)	–

Net increase in net assets resulting from operations	$12.22	$(1.18)

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. Additionally, 2017 was our first year of operation, and comparisons between periods may not be meaningful due to the deployment of capital and increasing invested balance.

Investment Income

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
Interest	$15.03	$0.36
Dividend income	0.01	–
Other income	0.19	–

Total investment income	$15.23	$0.36

Investment income for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
Interest and other debt expenses	$1.27	$0.08
Management fees	1.82	0.34
Incentive fees	0.24	0.04
Offering costs	0.04	0.26
Professional fees	0.31	0.21
Administration, custodian and transfer agent fees	0.30	0.10
Directors’ fees	0.11	0.35
Organization expenses	–	0.46
Other expenses	0.17	0.13

Total expenses	4.26	1.97
Management fees waiver	–	(0.20)

Net expenses	$4.26	$1.77

Interest and other debt expenses

Interest and other debt expense increased from $0.08 million for the period from January 11, 2017 (commencement of operations) to March 31, 2017 to $1.27 million for the three months ended March 31, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $17.29 million to $92.51 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $0.34 million for the period from January 11, 2017 (commencement of operations) to March 31, 2017 to $1.82 million for the three months ended March 31, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) increased from $0.04 million for the period from January 11, 2017 (commencement of operations) to March 31, 2017 to $0.24 million for the three months ended March 31, 2018, for which none were realized, as a result of an increase in net unrealized appreciation (depreciation) on investments.

Professional fees and other general and administrative expenses

Professional fees increased from $0.21 million for the period from January 11, 2017 (commencement of operations) to March 31, 2017 to $0.31 million for the three months ended March 31, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. For the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017, other general and administrative expenses were $0.58 million and $0.58 million, respectively.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on partially exited portfolio companies during the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was as follows:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
myON, LLC	$1.29	$–
Other, net	(0.01)	–

Net realized gain (loss)	$1.28	$–

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the three months ended March 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 was as follows:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
Unrealized appreciation	$1.07	$0.24
Unrealized depreciation	(0.73)	(0.01)

Net change in unrealized appreciation (depreciation) on investments	$0.34	$0.23

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2018 and for the period from January 11, 2017 (commencement of operations) to March 31, 2017 consisted of the following:

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
Portfolio Company:
Collaborative Imaging, LLC	$(0.13)	$–
Continuum Managed Services LLC	0.04	–
Continuum Managed Services LLC—Class A	0.05	–
Continuum Managed Services LLC—Class B	0.21	–
Country Fresh Holdings, LLC	(0.12)	–
Datto, Inc.	(0.04)	–
DuBois Chemicals, Inc.	(0.01)	0.24
ERC Finance, LLC	0.05	–
FWR Holding Corporation	0.03	–

	For the Three Months Ended March 31, 2018	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
	($ in millions)
ICP Industrial, Inc.	(0.02)	–
Institutional Shareholder Services Inc.	0.02	–
Intelligent Document Solutions, Inc.	(0.15)	–
Lithium Technologies, Inc.	0.04	–
Market Track, LLC	(0.01)	–
National Spine and Pain Centers, LLC	(0.01)	–
Oasis Outsourcing Holdings, Inc.	0.06	–
Odyssey Logistics & Technology Corporation	0.13	–
SF Home Décor, LLC	0.23	–
Smarsh, Inc.	0.12	–
SMB Shipping Logistics, LLC	0.03	–
Xactly Corporation	(0.02)	–
Yasso, Inc.	(0.13)	–
Young Innovations, Inc.	(0.02)	–
Zep Inc.	0.06	–
Other, net	(0.07)	(0.01)

Total	0.34	$0.23

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage” for more information regarding the recently passed Small Business Credit Availability Act. As of March 31, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 644% and 839%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of March 31, 2018, we had cash of approximately $5.13 million. In addition, as of March 31, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $2.95 million. Cash used by operating activities for the three months ended March 31, 2018 was approximately $72.99 million, primarily driven by net purchases of investments of $81.20 million, net purchase of investments in the affiliated money market fund of $2.95 million and an increase in net assets resulting from operations of $12.22 million, partially offset by cash used for other operating activities of $1.06 million. Cash provided by financing activities for the three months ended March 31, 2018 was approximately $74.59 million, primarily driven by proceeds from the issuance of common stock of $51.86 million and net borrowings on debt of $32.00 million, partially offset by distributions paid of $9.27 million.

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

To the extent permissible under the risk retention rules and applicable provisions of the Investment Company Act, we may raise capital by securitizing certain of our investments, including through the formation of one or more collateralized loan obligations or asset based facilities, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. We may also pursue other forms of debt financing, including potentially from the Small Business Administration through a future small business investment company (“SBIC”) subsidiary (subject to regulatory approvals).

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

As of March 31, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.09	$517.37	50%	$1,035.20	$569.33	45%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the three months ended March 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
Total capital drawdowns	2,700,602	$51.86

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the period from January 11, 2017 (commencement of operations) to March 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
Total capital drawdowns	4,777,490	$92.93

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Either party may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Generally, either party may terminate the Administration Agreement without penalty upon at least 90 days’ written notice to the other party.

The following table shows our contractual obligations as of March 31, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$94.00	$–	$–	$94.00	$–

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

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of March 31, 2018, total commitments under the Revolving Credit Facility were $275.00 million. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500.00 million.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of March 31, 2018, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$20.79	$23.09
First Lien/Last-Out Unitranche	19.90	–
Second Lien/Senior Secured Debt	8.50	5.40

Total	$49.19	$28.49

As of March 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.09	$517.37	50%

RECENT DEVELOPMENTS

On April 6, 2018, we entered into (i) an agreement with Citibank, N.A. (the “Citibank Increasing Lender Agreement”), pursuant to which Citibank, N.A. agreed to increase its $25.00 million commitment to $50.00 million through the accordion feature in the SunTrust Revolving Credit Facility, (ii) an agreement with Industrial and Commercial Bank of China Limited, New York Branch (the “ICBC Joinder Agreement”), pursuant to which Industrial and Commercial Bank of China Limited, New York Branch agreed to provide a $50.00 million commitment through the accordion feature in the SunTrust Revolving Credit Facility and (iii) an agreement with Signature Bank (the “Signature Bank Joinder Agreement”), pursuant to which Signature Bank agreed to provide a $50.00 million commitment through the accordion feature in the SunTrust Revolving Credit Facility.

The Citibank Increasing Lender Agreement, ICBC Joinder Agreement and Signature Bank Joinder Agreement collectively increased the aggregate commitments under the SunTrust Revolving Credit Facility from $275.00 million to $400.00 million. The SunTrust Revolving Credit Facility continues to include an accordion feature, which would allow us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $500.00 million. There were no other amendments to the terms of the SunTrust Revolving Credit Facility.

On May 3, 2018, our Board of Directors declared a distribution of $0.43 per share payable on July 31, 2018 to stockholders of record as of June 15, 2018.

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

Valuation of Portfolio Investments

As a BDC, we conduct the valuation of our assets, pursuant to which our NAV is determined, consistent with GAAP and the Investment Company Act. Our Board of Directors, with the assistance of our Audit Committee, determines the fair value of our assets within the meaning of the Investment Company Act, on at least a quarterly basis, in accordance with the terms of Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures (“ASC 820”).

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

As of March 31, 2018 and December 31, 2017, on a fair value basis, approximately 0.2% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate and approximately 99.8% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest Income	Interest Expense	Net Income
Up 300 basis points	16.42	(2.63)	13.79
Up 200 basis points	10.94	(1.75)	9.19
Up 100 basis points	5.47	(0.87)	4.60
Up 75 basis points	4.10	(0.65)	3.45
Up 50 basis points	2.74	(0.44)	2.30
Up 25 basis points	1.37	(0.22)	1.15
Down 25 basis points	(1.37)	0.22	(1.15)
Down 50 basis points	(2.74)	0.44	(2.30)
Down 75 basis points	(4.10)	0.65	(3.45)
Down 100 basis points	(5.09)	0.87	(4.22)
Down 200 basis points	(5.83)	1.65	(4.18)
Down 300 basis points	(5.83)	1.65	(4.18)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A: “Risk Factors” of our Annual Report on Form 10-K for the period ended December 31, 2017, which was filed with the SEC on March 1, 2018. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase.

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

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On March 23, 2018, President Trump signed into law the Small Business Credit Availability Act, which modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements (including either stockholder approval or approval of both a majority of the directors who have no financial interest in the matter and a majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC). As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase. See “—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
Total capital drawdowns	2,700,602	$51.86

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

10.1

Increasing Lender Agreement, dated as of April 6, 2018, by Citibank, N.A., as Increasing Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.2

Joinder Agreement, dated as of April 6, 2018, by Industrial and Commercial Bank of China Limited, New York Branch, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.3

Joinder Agreement, dated as of April 6, 2018, by Signature Bank, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: May 4, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 4, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)