Form 10-Q
period 2018-06-30
Goldman Sachs Middle Market Lending Corp.
filed 2018-08-03
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 3, 2018 was 29,638,926.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Assets and Liabilities as of June 30, 2018 (Unaudited) and December 31, 2017	4
	Consolidated Statements of Operations for the three and six months ended June 30, 2018 (Unaudited), for the three months ended June 30, 2017 (unaudited) and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 (Unaudited)	7
	Consolidated Schedules of Investments as of June 30, 2018 (Unaudited) and December 31, 2017	8
	Notes to the Consolidated Financial Statements (Unaudited)	13
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	49
ITEM 4.	Controls and Procedures	50

PART II	OTHER INFORMATION	50
ITEM 1.	Legal Proceedings	50
ITEM 1A.	Risk Factors	50
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 3.	Defaults Upon Senior Securities	51
ITEM 4.	Mine Safety Disclosures	51
ITEM 5.	Other Information	51
ITEM 6.	Exhibits	51

SIGNATURES		53

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017 and in this report, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations; and
•	the availability of credit and/or our ability to access the equity and capital markets.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2018 (unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $680,432 and $521,524, respectively)	$680,229	$522,046
Non-controlled affiliated investments (cost of $36,027 and $–, respectively)	35,892	–
Investments in affiliated money market fund (cost of $8 and $–(1), respectively)	8	–	(1)
Cash	6,643	3,537
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	4,037	3,636
Deferred financing costs	2,986	2,860
Deferred offering costs	–	39
Other assets	182	11

Total assets	$729,977	$532,129

Liabilities

Debt	$151,000	$62,000
Interest and other debt expenses payable	473	312
Management fees payable	2,019	1,552
Incentive fees payable	85	77
Distribution payable	11,588	9,272
Directors’ fees payable	105	–
Accrued offering costs	18	18
Accrued expenses and other liabilities	1,470	770

Total liabilities	$166,758	$74,001

Commitments and Contingencies (Note 7)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 29,638,926 and 24,248,459 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	30	24
Paid-in capital in excess of par	567,930	464,460
Accumulated net realized gain (loss)	913	–
Accumulated undistributed (distributions in excess of) net investment income (loss)	(5,316)	(6,878)
Net unrealized appreciation (depreciation) on investments	(338)	522

TOTAL NET ASSETS	$563,219	$458,128

TOTAL LIABILITIES AND NET ASSETS	$729,977	$532,129

Net asset value per share	$19.00	$18.89

(1)	Amount rounds to less than $1.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the period from January 11, 2017 (commencement of operations) to
	2018	2017	June 30, 2018	June 30, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$16,733	$2,244	$31,758	$2,601
Other income	204	28	395	30

Total investment income from non-controlled/non-affiliated investments	16,937	2,272	32,153	2,631
From non-controlled affiliated investments:
Interest income	353	–	356	–
Dividend income	8	16	19	16
Other income	3	–	3	–

Total investment income from non-controlled affiliated investments	364	16	378	16

Total investment income	$17,301	$2,288	$32,531	$2,647

Expenses:
Interest and other debt expenses	$1,913	$639	$3,184	$722
Management fees	2,018	539	3,839	884
Incentive fees	(236)	2	8	37
Offering costs	–	365	41	625
Professional fees	373	161	686	368
Administration, custodian and transfer agent fees	323	118	623	221
Directors’ fees	109	99	214	445
Organization expenses	–	–	–	459
Other expenses	194	122	359	253

Total expenses	$4,694	$2,045	$8,954	$4,014

Management fees waiver	$–	$–	$–	$(203)

Net expenses	$4,694	$2,045	$8,954	$3,811

NET INVESTMENT INCOME (LOSS)	$12,607	$243	$23,577	$(1,164)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–	$(1)	$1,285	$(1)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(1,191)	16	(725)	248
Non controlled affiliated investments	(8)	–	(135)	–

Net realized and unrealized gains (losses)	$(1,199)	$15	$425	$247

Provision for taxes on realized gain on investments	$1	$–	$(372)	$–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,409	$258	$23,630	$(917)

Net investment income (loss) per share (basic and diluted)	$0.46	$0.05	$0.91	$(0.33)
Earnings (loss) per share (basic and diluted)	$0.42	$0.05	$0.92	$(0.26)
Weighted average shares outstanding	27,126,415	5,342,620	25,784,910	3,542,455
Distributions declared per share	$0.43	$0.43	$0.86	$0.43

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$23,577	$(1,164)
Net realized gain (loss) on investments	1,285	(1)
Net change in unrealized appreciation (depreciation) on investments	(860)	248
Provision for taxes on realized gain on investments	(372)	–

Net increase (decrease) in net assets resulting from operations	$23,630	$(917)

Distributions to stockholders from:
Net investment income	$(22,015)	$(2,222)

Total distributions to stockholders	$(22,015)	$(2,222)

Capital transactions:
Issuance of common shares (5,390,467 and 10,371,423 shares, respectively)	$103,476	$200,493

Net increase (decrease) in net assets resulting from capital transactions	$103,476	$200,493

TOTAL INCREASE (DECREASE) IN NET ASSETS	$105,091	$197,354

Net assets at beginning of period	$458,128	$–

Net assets at end of period	$563,219	$197,354

Accumulated undistributed (distributions in excess of) net investment income	$(5,316)	$–

Accumulated undistributed net investment income (loss)	$–	$(1,164)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$23,630	$(917)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(228,796)	(166,709)
Investments in affiliated money market fund, net	(8)	(89,186)
Proceeds from sales of investments and principal repayments	36,712	5,921
Net realized (gain) loss on investments	(1,285)	1
Net change in unrealized (appreciation) depreciation on investments	860	(248)
Amortization of premium and accretion of discount, net	(1,566)	(78)
Amortization of deferred financing costs	424	401
Amortization of deferred offering costs	41	625
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(401)	(953)
(Increase) decrease in other assets	(171)	(147)
Increase (decrease) in interest and other debt expense payable	150	192
Increase (decrease) in management fees payable	467	539
Increase (decrease) in incentive fees payable	8	37
Increase (decrease) in accrued organization costs	–	52
Increase (decrease) in directors’ fees payable	105	124
Increase (decrease) in accrued expenses and other liabilities	700	754

Net cash provided by (used for) operating activities	$(169,130)	$(249,592)

Cash flows from financing activities:
Proceeds from issuance of common stock	$103,476	$200,493
Offering costs paid	(2)	(963)
Distributions paid	(19,699)	–
Borrowings on debt	181,000	122,500
Repayments of debt	(92,000)	(68,500)
Financing costs paid	(539)	(520)

Net cash provided by (used for) financing activities	$172,236	$253,010

Net increase (decrease) in cash	3,106	3,418
Cash, beginning of period	3,537	–

Cash, end of period	$6,643	$3,418

Supplemental and non-cash financing activities
Interest expense paid	$2,184	$66
Accrued but unpaid offering costs	$18	$371
Accrued but unpaid distributions	$11,588	$2,222
Accrued but unpaid deferred financing costs	$11	$189
Exchange of investments	$994	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

Investments at Fair Value – 127.15% #

Corporate Debt (1) – 125.15%

1st Lien/Senior Secured Debt – 50.59%
Accuity Delivery Systems, LLC^ (2)	Health Care Providers & Services	9.34%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,049	$14,046
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.09%	L + 6.75%; 1.00% Floor	11/21/2022	17,295	17,134	17,122
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	9.09%	L + 6.75%; 1.00% Floor	11/21/2022	5,985	3,574	3,558
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	9.11%	L + 6.75%; 1.00% Floor	11/21/2022	899	547	554
Businessolver.com, Inc.(2)	Health Care Technology	9.84%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,487	29,475
Businessolver.com, Inc.(2) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,760	(73)	(75)
Businessolver.com, Inc.(2) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	4,511	(44)	(45)
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.86%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,515	12,383
Continuum Managed Services LLC(2) (3)	IT Services	8.10%	L + 6.00%; 1.00% Floor	06/08/2023	19,295	18,836	18,861
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2023	1,626	(36)	(37)
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(44)	(45)
Dade Paper & Bag, LLC(2) (3)	Distributors	9.59%	L + 7.50%; 1.00% Floor	06/10/2024	9,900	9,724	9,776
Dade Paper & Bag, LLC(2) (3)	Distributors	9.09%	L + 7.00%; 1.00% Floor	06/10/2024	1,263	1,251	1,215
Datto, Inc.(2) (3)	IT Services	10.05%	L + 8.00%; 1.00% Floor	12/07/2022	50,610	49,692	49,724
Datto, Inc.(2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,407	(61)	(60)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.14%	L + 6.00%; 1.00% Floor	08/21/2023	11,612	11,355	11,351
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	3,763	1,385	1,382
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.96%	L + 6.00%; 1.00% Floor	08/21/2023	1,506	456	456
Hygiena Borrower LLC	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	4,230	4,166	4,145
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	1,980	(15)	(40)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(8)	(11)
Integral Ad Science, Inc.(2) (4)	Media		L + 6.00%; 1.00% Floor	7/19/2023	2,586	—	—
Integral Ad Science, Inc.(2) (4)	Media		L + 7.25% (Incl. 1.25% PIK) 1.00% Floor	7/19/2024	33,624	—	—
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.37%	L + 8.00%; 1.00% Floor	10/03/2022	27,100	26,562	26,558
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	1,983	(38)	(40)
Netvoyage Corporation(2) (3)	Software	11.10%	L + 9.00%; 1.00% Floor	03/24/2022	8,058	7,927	7,937
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(9)	(9)
Pathway Partners Vet Management Company, LLC(4)	Health Care Providers & Services	6.34%	L + 4.25%, 1.00% Floor	10/10/2024	2,427	130	142
SF Home Décor, LLC(2) (3)	Household Products	11.84%	L + 9.50%; 1.00% Floor	07/13/2022	25,650	24,994	25,137
SPay, Inc.(2)	Internet Software & Services	7.82%	L + 5.75%; 1.00% Floor	06/17/2024	14,700	14,408	14,406
SPay, Inc.(2) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,150	(81)	(81)
SPay, Inc.(2) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	1,630	(32)	(33)
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	8.59%	L + 6.50%; 1.00% Floor	03/31/2023	2,675	543	542
Xactly Corporation(2) (3)	Internet Software & Services	9.35%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,810	28,734
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(36)	(43)
Yasso, Inc.(2) (3)	Food Products	9.84%	L + 7.75%; 1.00% Floor	03/23/2022	8,295	8,164	7,963

Total 1st Lien/Senior Secured Debt						285,232	284,948

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount	Cost	Fair Value

1st Lien/Last-Out Unitranche (6) – 13.93%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	$27,300	$26,448	$26,413
Intelligent Document Solutions, Inc.(2) (3) (4) (5)	Diversified Financial Services		L + 6.00%; 1.00% Floor	02/28/2024	19,900	(614)	(647)
RugsUSA, LLC(2)	Household Products	8.60%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,249	8,247
Smarsh, Inc.(2) (3)	Software	9.98%	L + 7.88%; 1.00% Floor	03/31/2021	45,107	44,366	44,430

Total 1st Lien/Last-Out Unitranche						78,449	78,443

2nd Lien/Senior Secured Debt – 60.63%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.83%	L + 8.50%; 1.00% Floor	09/25/2023	7,900	7,733	7,742
Chase Industries, Inc.(2)	Building Products	10.36%	L + 8.00%, 1.00% Floor	05/11/2026	24,300	23,579	23,571
Chase Industries, Inc.(2) (4) (5)	Building Products		L + 8.00%, 1.00% Floor	05/11/2026	6,100	(180)	(183)
Country Fresh Holdings, LLC(2) (3)	Food Products	11.11%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,591	11,210
DuBois Chemicals, Inc.(2) (3)	Chemicals	10.09%	L + 8.00%; 1.00% Floor	03/15/2025	19,300	18,914	19,107
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.31%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,866	24,892
Hygiena Borrower LLC	Life Sciences Tools & Services	10.08%	L + 7.75%, 1.00% Floor	08/26/2023	2,650	2,597	2,597
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 7.75%; 1.00% Floor	08/26/2023	970	(10)	(10)
ICP Industrial, Inc.(2) (3)	Chemicals	10.28%	L + 8.25%; 1.00% Floor	05/03/2024	23,500	22,957	22,971
ICP Industrial, Inc.(2) (3)	Chemicals	10.34%	L + 8.25%; 1.00% Floor	05/03/2024	5,400	5,276	5,279
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.06%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,166	7,272
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,086	17,106
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.09%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,456	19,200
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.34%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,931	16,965
Oasis Outsourcing Holdings, Inc.(2) (3)	Diversified Financial Services	9.34%	L + 7.25%; 1.00% Floor	07/01/2024	28,660	28,276	28,302
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.09%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,054	26,193
Pathway Partners Vet Management Company, LLC(4)	Health Care Providers & Services	10.09%	L + 8.00%; 1.00% Floor	10/10/2025	5,028	520	520
RSC Acquisition, Inc.(2) (3) (4)	Insurance	10.09%	L + 8.00%; 1.00% Floor	11/30/2023	19,940	11,984	11,979
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(58)	(61)
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.72%	L + 8.75%; 1.00% Floor	02/03/2025	15,000	14,803	14,813
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.09%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,248	6,293
USRP Holdings, Inc.(2) (3)	Insurance	10.83%	L + 8.50%; 1.00% Floor	09/29/2025	9,700	9,582	9,579
USRP Holdings, Inc.(2) (3) (4) (5)	Insurance		L + 8.50%; 1.00% Floor	09/29/2025	2,400	(28)	(30)
Xcellence, Inc.(2) (3)	IT Services	10.83%	L + 8.75%; 1.00% Floor	06/22/2024	15,500	15,135	15,190
Young Innovations, Inc.(2) (3)	Health Care Equipment & Supplies	10.08%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,086	21,103
Zep Inc.(2)	Chemicals	10.58%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,791	29,890

Total 2nd Lien/Senior Secured Debt						341,355	341,490

Total Corporate Debt						705,036	704,881

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock – 0.80%
Accuity Delivery Systems, LLC^ (2) (7) (8)	Health Care Providers & Services				136,589	$4,500	$4,500

Total Preferred Stock						4,500	4,500

Portfolio Company	Industry				Shares	Cost	Fair Value

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC - Class B^^^ (2) (3) (7) (8)	Health Care Providers & Services				11,719	$1,580	$1,580
Collaborative Imaging Holdco, LLC - Class C^^^ (2) (3) (7) (8) (9)	Health Care Providers & Services				11,060	220	220
Continuum Managed Services LLC - Class A(2) (3) (7) (8)	IT Services				663	663	729
Continuum Managed Services LLC - Class B(2) (3) (7) (8)	IT Services				449,713	7	216
Elah Holdings, Inc.^ (2) (7) (8)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (7) (8)	Health Care Providers & Services				500	500	425
Yasso, Inc.(2) (3) (7) (8)	Food Products				790	790	407

Total Common Stock						6,923	6,740

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^	1.82%(10)	8,360	$8	$8

Total Investments in Affiliated Money Market Fund			8	8

TOTAL INVESTMENTS – 127.15%			$716,467	$716,129

LIABILITIES IN EXCESS OF OTHER ASSETS – (27.15%)				$(152,910)

NET ASSETS – 100.00%				$563,219

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.76%, 2.50%, 2.34%, 2.17%, 2.09% and 1.98%, respectively. As of June 30, 2018, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2018.

^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	Assets are pledged as collateral for the SunTrust Revolving Credit Facility. See Note 6 “Debt”.
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

(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(7)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2018, the aggregate fair value of these securities is $11,240 or 2.00% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC	6/13/2018
Collaborative Imaging Holdco, LLC - Class B	3/30/2018
Collaborative Imaging Holdco, LLC - Class C	3/30/2018
Continuum Managed Services LLC - Class A	6/8/2017
Continuum Managed Services LLC - Class B	6/8/2017
Elah Holdings, Inc.	5/9/2018
National Spine and Pain Centers, LLC	6/2/2017
Yasso, Inc.	3/23/2017

(8)	Non-income producing security.
(9)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018 the aggregate fair value of this security was $220 or 0.03% of the Company’s total assets.

(10)	The rate shown is the annualized seven-day yield as of June 30, 2018.

PIK – Payment-In-Kind

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

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost		Fair Value
Zep Inc.(2)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	$30,500	$29,757		$30,271
Total 2nd Lien/Senior Secured Debt					282,376		283,374

Total Corporate Debt					519,064		519,976

Portfolio Company	Industry			Shares	Cost		Fair Value

Common Stock (1) – 0.45%
Continuum Managed Services LLC – Class A(2)(5) (7)(10)	IT Services			663	663		663
Continuum Managed Services LLC – Class B(2)(5) (7)(10)	IT Services			449,713	7		7
myON, LLC(2)(5) (7)(10)	Internet Software & Services			13,406	500		500
National Spine and Pain Centers, LLC(2)(5) (7)(10)	Health Care Providers & Services			500	500		425
Yasso, Inc.(2)(5) (7)(10)	Food Products			790	790		475

Total Common Stock					2,460		2,070

		Yield		Shares	Cost		Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(8)		371	$–	(9)	$–	(9)

Total Investments in Affiliated Money Market Fund					–		–

TOTAL INVESTMENTS – 113.95%					$521,524		$522,046

LIABILITIES IN EXCESS OF OTHER ASSETS – (13.95%)							$(63,918)

NET ASSETS – 100.00%							$458,128

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either L or alternate base rate (commonly based on P), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2017, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L were 2.11%, 1.84%, 1.69%, 1.62%, 1.56% and 1.48%, respectively. As of December 31, 2017, P was 4.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2017.

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
(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company’s unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(7)	Non-income producing security.
(8)	The rate shown is the annualized seven-day yield as of December 31, 2017.
(9)	Amount rounds to less than $1.
(10)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $2,070 or 0.45% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Continuum Managed Services LLC - Class A	6/8/2017
Continuum Managed Services LLC - Class B	6/8/2017
myON, LLC	2/17/2017
National Spine and Pain Centers, LLC	6/2/2017
Yasso, Inc.	3/23/2017

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

Basis of Presentation

The Company’s functional currency is U.S. dollars and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, MMLC Blocker I, LLC (formerly known as My-On MMLC Blocker, LLC) and MMLC Blocker II, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2018, the Company earned $0 and $537 in prepayment premiums, respectively, and $37 and $587 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company did not earn any prepayment premiums or accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, principal and interest payments are likely to remain current. The Company may make exceptions to this treatment if a loan or debt security has sufficient collateral value and is in the process of collection. As of each of June 30, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2018 and December 31, 2017, the Company held $6,643 and $3,537 in cash, respectively.

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

To qualify for tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2018, the Company accrued excise tax of $0 and $0, respectively. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company accrued excise tax of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2018, the Company accrued income taxes of $(1) and $372, respectively. As of June 30, 2018, $372 of income taxes remained payable. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company accrued income taxes of $0 and $0, respectively.

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

For the three and six months ended June 30, 2018, Management Fees amounted to $2,018 and $3,839, respectively. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, Management Fees amounted to $539 and $884, respectively.

The Investment Adviser voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to June 30, 2017. As of June 30, 2018, net Management Fees payable amounted to $2,019.

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

For the three and six months ended June 30, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(236) and $8, respectively, for which none were realized. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $2 and $37, respectively, for which none were realized.

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

For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $161 and $316, respectively. As of June 30, 2018, $157 remained payable. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $75 and $150, respectively.

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

For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $162 and $307, respectively. As of June, 2018, $162 remained payable. For the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $43 and $71, respectively.

Affiliates

The Company’s investments in affiliates for the six months ended June 30, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of June 30, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$57,657	$(57,649)	$–	$–	$8	$19
Accuity Delivery Systems, LLC	–		18,549	–	–	(3)	18,546	72
Collaborative Imaging, LLC	–		14,315	–	–	(132)	14,183	287
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–
Total Non-Controlled Affiliates	$–	(4)	$93,684	$(57,649)	$–	$(135)	$35,900	$378

(1)	Fund advised by an affiliate of Goldman Sachs.
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

(4)	Amount rounds to less than $1.

The Company’s investments in affiliates for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	Fair Value as of January 11, 2017	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2017		Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57
Total Non-Controlled Affiliates	$–	$277,550	$(277,550)	$–	$–	$–	(4)	$57

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2018 and December 31, 2017, there were $295 and $270, respectively, included within Accrued expenses and other liabilities, $11 and $0, respectively, included within Interest and other debt expense payable, and $18 and $18, respectively, included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $8 and an amount less than $1, respectively) consisted of the following:

	June 30, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$285,232	$284,948	$199,690	$199,464
1st Lien/Last-Out Unitranche	78,449	78,443	36,998	37,138
2nd Lien/Senior Secured Debt	341,355	341,490	282,376	283,374
Preferred Stock	4,500	4,500	–	–
Common Stock	6,923	6,740	2,460	2,070
Total Investments	$716,459	$716,121	$521,524	$522,046

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Internet Software & Services	12.7%	16.1%	14.5%	16.5%
IT Services	11.8	15.0	16.0	18.4
Health Care Providers & Services	11.6	14.8	9.6	10.9
Chemicals	10.8	13.7	13.8	15.8
Diversified Financial Services	8.6	10.9	9.7	11.0
Software	7.3	9.3	4.4	5.0
Health Care Technology	6.5	8.2	3.3	3.7
Household Products	4.7	5.9	4.9	5.6
Road & Rail	3.7	4.7	3.7	4.2
Building Products	3.3	4.2	–	–
Insurance	3.0	3.8	–	–
Health Care Equipment & Supplies	2.9	3.7	4.0	4.6
Food Products	2.7	3.5	3.8	4.4
Internet Catalog & Retail	2.7	3.4	3.7	4.2
Air Freight & Logistics	2.1	2.6	2.8	3.2
Hotels, Restaurants & Leisure	1.8	2.3	2.3	2.6
Distributors	1.5	2.0	1.9	2.1
Life Sciences Tools & Services	0.9	1.2	–	–
Containers & Packaging	0.9	1.1	1.6	1.8
Capital Markets	0.4	0.6	–	–
Commercial Services & Supplies	0.1	0.1	–	–
Media(1)	–	–	–	–
Total	100.0%	127.1%	100.0%	114.0%

(1)	Position is an unfunded loan commitment.

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2018	December 31, 2017
United States	100.0%	100.0%
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$223,019	• Discount Rate	9.5% - 13.1% (10.8%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$70,196	• Discount Rate	11.0% - 11.5% (11.3%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$245,347	• Discount Rate	10.5% - 13.0% (11.6%)
Equity	Common Stock	Discounted cash flows:
	$3,577	• Discount Rate	15.6% - 20.6% (16.2%)
Comparable multiples:
		• EV/EBITDA(5)	9.2x - 15.4x (11.7x)

(1)

Included within Level 3 Assets of $682,137 is an amount of $139,998 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$4,094	$280,854	$284,948
1st Lien/Last-Out Unitranche	–	–	78,443	78,443
2nd Lien/Senior Secured Debt	–	29,890	311,600	341,490
Preferred Stock	–	–	4,500	4,500
Common Stock	–	–	6,740	6,740
Affiliated Money Market Fund	8	–	–	8
Total assets	$8	$33,984	$682,137	$716,129

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$199,464	$199,464
1st Lien/Last-Out Unitranche	–		–	37,138	37,138
2nd Lien/Senior Secured Debt	–		56,593	226,781	283,374
Common Stock	–		–	2,070	2,070
Affiliated Money Market Fund	–	(1)	–	–	–	(1)
Total assets	$–	(1)	$56,593	$465,453	$522,046

(1)	Amount rounds to less than $1.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2018
1st Lien/Senior Secured Debt	$199,464	$85,593	$(6)	$(10)	$(4,638)	$451	$–	$–	$280,854
1st Lien/Last-Out Unitranche	37,138	62,720	–	(146)	(21,913)	644	–	–	78,443
2nd Lien/Senior Secured Debt	226,781	66,913	–	(447)	(8,370)	401	26,322	–	311,600
Preferred Stock	–	4,500	–	–	–	–	–	–	4,500
Common Stock	2,070	4,963	1,291	207	(1,791)	–	–	–	6,740
Total assets	$465,453	$224,689	$1,285	$(396)	$(36,712)	$1,496	$26,322	$–	$682,137

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2018 totaled $(206), consisting of the following: 1st Lien/Senior Secured Debt $(9), 1st Lien/Last-Out Unitranche $(14), 2nd Lien/Senior Secured Debt $(390), Preferred Stock $0 and Common Stock $207.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the period from January 11, 2017 (commencement of operations) to June 30, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on aggregated borrowings outstanding was 473% and 839%, respectively.

The Company’s outstanding debt as of June 30, 2018 and December 31, 2017 was as follows:

	As of
	June 30, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
SunTrust Revolving Credit Facility (1)	$400,000	$151,000	$249,000	$151,000	$275,000	$62,000	$213,000	$62,000
Total Debt	$400,000	$151,000	$249,000	$151,000	$275,000	$62,000	$213,000	$62,000

(1)	Provides, under certain circumstances, a total borrowing capacity of $500,000.

The combined weighted average interest rate of the aggregate borrowing outstanding for the six months ended June 30, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were 4.12% and 3.66%, respectively.

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

Costs of $712 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of June 30, 2018 and December 31, 2017, outstanding deferred financing costs were $0 and $0, respectively.

The summary information of the HSBC Revolving Credit Facility for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 is as follows:

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018		For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Borrowing interest expense	$	N/A	$124	$	N/A	$152
Facility fees		N/A	154		N/A	169
Amortization of financing costs		N/A	361		N/A	401
Total	$	N/A	$639	$	N/A	$722
Weighted average interest rate		N/A	3.12%		N/A	3.18%
Average outstanding balance	$	N/A	$15,989	$	N/A	$16,194	*

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date in which the Company entered into the HSBC Revolving Credit Facility.

SunTrust Revolving Credit Facility

On September 11, 2017, the Company entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent.

On April 6, 2018, the Company exercised its right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $400,000 on a committed basis.

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

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of June 30, 2018, total commitments under the Revolving Credit Facility were $400,000. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500,000.

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

Costs of $3,644 were incurred in connection with obtaining the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of June 30, 2018 and December 31, 2017, outstanding deferred financing costs were $2,986 and $2,860, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 is as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Borrowing interest expense	$1,425	$	N/A	$2,318	$	N/A
Facility fees	258		N/A	442		N/A
Amortization of financing costs	230		N/A	424		N/A
Total	$1,913	$	N/A	$3,184	$	N/A
Weighted average interest rate	4.26%		N/A	4.12%		N/A
Average outstanding balance	$133,973	$	N/A	$113,356	$	N/A

7.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	June 30, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,035,093	$465,748	55%	$1,035,203	$569,334	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of June 30, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Integral Ad Science, Inc.	9/7/2018	$2,534	$–	–	$–	$–
Integral Ad Science, Inc.	9/7/2018	32,952	–	–	–	–
Bullhorn, Inc.	11/21/2018	2,368	–	11/21/2018	5,994	(30)
VRC Companies, LLC	3/13/2019	2,106	(21)	–	–	–
Continuum Managed Services, LLC	6/8/2019	1,626	(37)	6/8/2019	1,626	(41)
FWR Holding Corporation	8/21/2019	2,296	(52)	8/21/2019	3,162	(79)
Businessolver.com, Inc.	5/15/2020	4,511	(45)	–	–	–
Pathway Partners Vet Management Company, LLC	5/25/2020	2,285	–	–	–	–
SPay, Inc.	6/15/2020	8,150	(81)	–	–	–
Hygiena Borrower LLC	6/29/2020	1,980	(40)	–	–	–
Netvoyage Corporation	3/24/2022	610	(9)	3/24/2022	610	(11)
Continuum Managed Services, LLC	6/8/2022	2,000	(45)	6/8/2022	2,000	(50)
Xactly Corporation	7/29/2022	2,177	(43)	7/29/2022	2,177	(43)
Hygiena Borrower LLC	8/26/2022	550	(11)	–	–	–
Lithium Technologies, Inc.	10/3/2022	1,983	(40)	10/3/2022	1,983	(44)
Bullhorn, Inc.	11/21/2022	336	(3)	11/21/2022	815	(16)
Datto, Inc.	12/7/2022	3,407	(60)	12/7/2022	3,407	(68)
Businessolver.com, Inc.	5/15/2023	3,760	(75)	–	–	–
FWR Holding Corporation	8/21/2023	1,016	(23)	8/21/2023	1,318	(33)
SPay, Inc.	6/15/2024	1,630	(33)	–	–	–
Total 1st Lien/Senior Secured Debt		$78,277	$(618)		$23,092	$(415)

	June 30, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	$19,900	$(647)	–	$–	$–
Total 1st Lien/Last-Out Unitranche		19,900	(647)		–	–
2nd Lien/Senior Secured Debt
ICP Industrial, Inc.	–	–	–	11/4/2019	5,400	(135)
RSC Acquisition, Inc.	8/30/2018	7,762	–	–	–	–
RSC Acquisition, Inc.	3/5/2020	6,100	(61)	–	–	–
USRP Holdings, Inc.	3/29/2020	2,400	(30)	–	–	–
Chase Industries, Inc.	5/11/2020	6,100	(183)	–	–	–
Pathway Partners Vet Management Company, LLC	5/25/2020	4,458	(45)	–	–	–
Hygiena Borrower LLC	6/29/2020	970	(10)	–	–	–
Total 2nd Lien/Senior Secured Debt		27,790	(329)		5,400	(135)
Total		$125,967	$(1,594)		$28,492	$(550)

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
Total capital drawdowns	5,390,467	$103,476

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
Total capital drawdowns	10,371,423	$200,493

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43

The following table reflects the distributions declared on shares of the Company’s common stock for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43

9. EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$11,409	$258	$23,630	$(917)
Denominator for basic and diluted earnings per share - the weighted average shares outstanding	27,126,415	5,342,620	25,784,910	3,542,455
Basic and diluted earnings (loss) per share	$0.42	$0.05	$0.92	$(0.26)

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

10.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2018 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
Per Share Data:(1)
NAV, beginning of period	$18.89	$20.00
Net investment income (loss)	0.91	(0.33)
Net realized and unrealized gains (losses)(2)	0.07	(0.21)
Income tax provision, realized gain	(0.01)	–

Net increase (decrease) in net assets resulting from operations(2)	0.97	(0.54)
Distributions declared from net investment income(3)	(0.86)	(0.43)

Total increase (decrease) in net assets	0.11	(0.97)

NAV, end of period	$19.00	$19.03

Shares outstanding, end of period	29,638,926	10,371,423
Weighted average shares outstanding	25,784,910	3,542,455
Total return based on NAV(4)	5.13%	(2.68)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$563,219	$197,354
Ratio of net expenses to average net assets(5)	3.59%	9.85%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.28%	7.81%
Ratio of interest and other debt expenses to average net assets(5)	1.31%	2.28%
Ratio of incentive fees to average net assets(5)	0.00%	0.05%
Ratio of total expenses to average net assets(5)	3.59%	10.15%
Ratio of net investment income (loss) to average net assets(5)	9.82%	(1.48)%
Average debt outstanding	$113,356	$16,194 (6)
Average debt per share(7)	$4.40	$4.57
Portfolio turnover	6%	8%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)

For the six months ended June 30, 2018 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.

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

On August 2, 2018, the Board of Directors declared a distribution of $0.43 per share payable on October 31, 2018 to stockholders of record as of September 14, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through June 30, 2018, we originated $893.34 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

We expect to invest, under normal circumstances, at least 80% of our net assets (plus any borrowings for investment purposes), directly or indirectly in middle-market corporate credit obligations and related instruments; including other income-producing assets. We define “credit obligations and related instruments” for this purpose as any fixed-income instrument, including loans to, and bonds and preferred stock of, portfolio companies and other instruments that provide exposure to such fixed-income instruments. “Middle market” is used to refer to companies with between $5 million and $125 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies. We expect to invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. However, we may from time to time invest opportunistically in large U.S. companies, non-U.S. companies, stressed or distressed debt, structured products, private equity or other opportunities, subject to limits imposed by the Investment Company Act. In addition, as a result of fluctuations in the value of one asset relative to another asset, middle-market credit obligations and related instruments may represent less than 80% of our net assets (plus any borrowings for investment purposes) at any time. Investors will be notified at least 60 days prior to any change to our 80% investment policy described above.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregated borrowings outstanding was 473% and 839%, respectively. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.01 million and $0.00 million, respectively) consisted of the following:

	As of
	June 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$285.23	$284.95	39.8%	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	78.45	78.44	11.0	37.00	37.14	7.1
Second Lien/Senior Secured Debt	341.36	341.49	47.7	282.37	283.37	54.3
Preferred Stock	4.50	4.50	0.6	0.0	0.0	0.0%
Common Stock	6.92	6.74	0.9	2.46	2.07	0.4

Total Investments	$716.46	$716.12	100.0%	$521.52	$522.05	100.0%

As of June 30, 2018 and December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	10.1%	10.2%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.5	10.5	10.4	10.2
Second Lien/Senior Secured Debt(2)	10.7	10.7	10.1	10.0
Preferred Stock(3)	0.0	0.0	0.0	0.0
Common Stock(3)	0.0	0.0	0.0	0.0
Total Portfolio	10.3%	10.3%	10.0%	10.0%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018	December 31, 2017
Number of portfolio companies	41	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.8x
Weighted average interest coverage(3)	2.2x	2.3x
Median EBITDA(3)	$51.70 million	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 26.5% and 28.7%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	715.71	99.9	522.05	100.0
Grade 3	0.41	0.1	–	–
Grade 4	–	–	–	–

Total Investments	$716.12	100.0%	$522.05	100.0%

The increase in investments with a grade 2 investment performance rating as of June 30, 2018 compared to December 31, 2017 was primarily driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of June 30, 2018 compared to December 31, 2017 was driven by an investment with a fair value of $0.41 million being downgraded to grade 3 due to declining financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$716.46	100.0%	$521.52	100.0%
Non-accrual	–	–	–	–

Total Investments	$716.46	100.0%	$521.52	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2018 and 2017 by investment type:

	For the Three Months Ended
	June 30, 2018	June 30, 2017
	($ in millions)
New investment commitments at cost:
Gross originations	$189.32	$107.55
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$189.32	$107.55
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$120.32	$46.10
First Lien/Last-Out Unitranche	8.25	15.72
Second Lien/Senior Secured Debt	53.09	44.56
Preferred Stock	4.50	–
Common Stock	3.16	1.17

Total	$189.32	$107.55

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$1.53	$7.10
First Lien/Last-Out Unitranche	0.12	–
Second Lien/Senior Secured Debt	–	–
Preferred Stock	–	–
Common Stock	–	–

Total	$1.65	$7.10

Net increase (decrease) in portfolio	$187.67	$100.45

Number of new portfolio companies with new investment commitments(3)	9	6
Total new investment commitment amount in new portfolio companies(3)	$174.25	$107.55
Average new investment commitment amount in new portfolio companies(3)	$19.36	$17.93
Number of existing portfolio companies with new investment commitments(3)	2	–
Total new investment commitment amount in existing portfolio companies(3)	$15.07	$–

	For the Three Months Ended
	June 30, 2018		June 30, 2017
	($ in millions)
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.9		6.4
Percentage of new debt investment commitments at floating interest rates(3)	100.0%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	0.0%		0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)	9.8%	(5)	10.0%	(9)
Weighted average yield on new investment commitments(2)(3)	9.4%	(6)	9.9%	(10)
Weighted average yield on debt and income producing investments sold or paid down(13)	10.8%	(7)	10.7%	(11)
Weighted average yield on investments sold or paid down(13)	10.8%	(8)	10.7%	(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(7)

Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are non-accrual.

(8)

Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments

(9)

Computed based on (a) the annual stated interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. For investments that are subject to a LIBOR floor, the calculation assumes the greater of the applicable LIBOR floor or 3 month LIBOR as of the respective period end date. The actual interest rate may vary.

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

(13)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 were as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Total investment income	$17.30	$2.29	$32.53	$2.65

Total expenses	(4.69)	(2.05)	(8.95)	(4.01)
Management fee waiver	–	–	–	0.20

Net expenses	(4.69)	(2.05)	(8.95)	(3.81)

Net investment income (loss)	12.61	0.24	23.58	(1.16)
Net realized gain (loss) on investments	–	–	1.28	–
Net unrealized appreciation (depreciation) on investments	(1.20)	0.02	(0.86)	0.25
Income tax provision, realized gain	–	–	(0.37)	–

Net increase in net assets resulting from operations	$11.41	$0.26	$23.63	$(0.91)

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

Investment Income

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Interest	$17.08	$2.24	$32.11	$2.60
Dividend income	0.01	0.02	0.02	0.02
Other income	0.21	0.03	0.40	0.03

Total investment income	$17.30	$2.29	$32.53	$2.65

Investment income for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Interest and other debt expenses	$1.91	$0.64	$3.18	$0.72
Management fees	2.02	0.54	3.84	0.88
Incentive fees	(0.24)	–	0.01	0.04
Offering costs	–	0.37	0.04	0.63
Professional fees	0.37	0.16	0.69	0.37
Administration, custodian and transfer agent fees	0.32	0.12	0.62	0.22
Directors’ fees	0.11	0.10	0.21	0.45
Organization expenses	–	–	–	0.46
Other expenses	0.20	0.12	0.36	0.24

Total expenses	4.69	2.05	8.95	4.01
Management fees waiver	–	–	–	(0.20)

Net expenses	$4.69	$2.05	$8.95	$3.81

Interest and other debt expenses

Interest and other debt expense increased from $0.64 million for the three months ended June 30, 2017 to $1.91 million for the three months ended June 30, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $15.99 million to $133.97 million, which was driven by an increase in the size of our portfolio.

Interest and other debt expense increased from $0.72 million for the period from January 11, 2017 (commencement of operations) to June 30, 2017 to $3.18 million for the six months ended June 30, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $16.19 million to $113.36 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $0.54 million for the three months ended June 30, 2017 to $2.02 million for the three months ended June 30, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) decreased from $0.00 million for the three months ended June 30, 2017 to $(0.24) million for the three months ended June 30, 2018, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Management Fees increased from $0.88 million for the period from January 11, 2017 (commencement of operations) to June 30, 2017 to $3.84 million for the six months ended June 30, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on capital gains under GAAP decreased from $0.04 million for the period from January 11, 2017 (commencement of operations) to June 30, 2017 to $0.01 million for the six months ended June 30, 2018, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Professional fees and other general and administrative expenses

Professional fees increased from $0.16 million for the three months ended June 30, 2017 to $0.37 for the three months ended June 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Other general and administrative expenses increased from $0.34 million for the three months ended June 30, 2017 to $0.63 for the three months ended June 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Professional fees increased from $0.37 million for the period from January 11, 2017 (commencement of operations) to June 30, 2017 to $0.69 million for the six months ended June 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Other general and administrative expenses increased from $0.91 million for the period from January 11, 2017 (commencement of operations) to June 30, 2017 to $1.19 for the six months ended June 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on partially exited portfolio companies during the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 was as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
myON, LLC	$–	$–		$1.29	$–
Other, net	–	–	(1)	(0.01)	–	(1)

Net realized gain (loss)	$–	$–	(1)	$1.28	$–	(1)

(1)	Amount rounds to less than $0.01.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the six months ended June 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 was as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Unrealized appreciation	$0.43	$0.08	$0.96	$0.31
Unrealized depreciation	(1.63)	(0.06)	(1.82)	(0.06)

Net change in unrealized appreciation (depreciation) on investments	$(1.20)	$0.02	$(0.86)	$0.25

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2018, for the three months ended June 30, 2017 and for the period from January 11, 2017 (commencement of operations) to June 30, 2017 consisted of the following:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the period from January 11, 2017 (commencement of operations) to June 30, 2017
	($ in millions)
Portfolio Company:
Collaborative Imaging, LLC	$(0.01)	$–	$(0.13)	$–
Continuum Managed Services LLC - Class A	0.02	–	0.07	–
Continuum Managed Services LLC - Class B	–	–	0.21	–
Country Fresh Holdings, LLC	(0.13)	–	(0.25)	–
DuBois Chemicals, Inc.	–	(0.01)	–	0.23
Datto, Inc.	0.09	–	0.04	–
Hygiena Borrower LLC	(0.05)	–	(0.05)	–
ICP Industrial, Inc.	0.05	–	0.03	–
Institutional Shareholder Services Inc.	0.04	–	0.05	–
Intelligent Document Solutions, Inc.	(0.06)	–	(0.20)	–
Market Track, LLC	(0.21)	–	(0.23)	–
Oasis Outsourcing Holdings, Inc.	(0.01)	–	0.05	–
Odyssey Logistics & Technology Corporation	(0.37)	–	(0.24)	–
PPC Industries Inc.	–	0.08	–	0.08
SF Home Décor, LLC	(0.04)	–	0.20	–
Smarsh, Inc.	(0.06)	–	0.06	–
Xactly Corporation	(0.03)	–	(0.05)	–
Xcellence, Inc.	0.07	–	0.06	–
Yasso, Inc.	(0.04)	–	(0.17)	–
Zep Inc.	(0.47)	–	(0.42)	–
Other, net	0.01	(0.05)	0.11	(0.06)

Total	(1.20)	0.02	$(0.86)	$0.25

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.”. As of June 30, 2018 and December 31, 2017, our asset coverage ratio based on aggregate borrowings outstanding was 473% and 839%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of June 30, 2018, we had cash of approximately $6.64 million. In addition, as of June 30, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $0.01 million. Cash used by operating activities for the six months ended June 30, 2018 was approximately $169.13 million, primarily driven by net purchases of investments of $192.08 million, net purchase of investments in the affiliated money market fund of $0.01 million and an increase in net assets resulting from operations of $23.63 million, partially offset by cash used for other operating activities of $0.67 million. Cash provided by financing activities for the six months ended June 30, 2018 was approximately $172.24 million, primarily driven by proceeds from the issuance of common stock of $103.48 million and net borrowings on debt of $89.00 million, partially offset by distributions paid of $19.70 million and other financing activities of $0.54.

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

As of June 30, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.09	$465.75	55%	$1,035.20	$569.33	45%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the six months ended June 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
Total capital drawdowns	5,390,467	$103.48

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the period from January 11, 2017 (commencement of operations) to June 30, 2017:

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

The following table shows our contractual obligations as of June 30, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$151.00	$–	$–	$151.00	$–

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

On April 6, 2018, the Company exercised its right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $400.00 million on a committed basis.

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

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of June 30, 2018, total commitments under the Revolving Credit Facility were $400.00 million. The Revolving Credit Facility also has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to $500.00 million.

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

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter (the “BDC CFTC No-Action Letter”) with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the BDC CFTC No-Action Letter imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter. As of June 30, 2018, no hedging arrangements were used.

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$78.28	$23.09
First Lien/Last-Out Unitranche	19.90	–
Second Lien/Senior Secured Debt	27.79	5.40

Total	$125.97	$28.49

As of June 30, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.09	$465.75	55%

RECENT DEVELOPMENTS

On August 2, 2018, our Board of Directors declared a distribution of $0.43 per share payable on October 31, 2018 to stockholders of record as of September 14, 2018.

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

Non-Accrual Status

Loans or debt securities are placed on non-accrual status when it is probable that principal or interest will not be collected according to contractual terms. Accrued interest generally is reversed when a loan or debt security is placed on non-accrual status. Interest payments received on non-accrual loans or debt securities may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans and debt securities are restored to accrual status when past due principal and interest is paid and, in management’s judgment, principal and interest payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018 and December 31, 2017, we had no investments on non-accrual status.

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

As of June 30, 2018 and December 31, 2017, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	19.40	(4.19)	15.21
Up 200 basis points	12.93	(2.79)	10.14
Up 100 basis points	6.47	(1.40)	5.07
Up 75 basis points	4.85	(1.05)	3.80
Up 50 basis points	3.23	(0.70)	2.53
Up 25 basis points	1.62	(0.35)	1.27
Down 25 basis points	(1.62)	0.35	(1.27)
Down 50 basis points	(3.23)	0.70	(2.53)
Down 75 basis points	(4.85)	1.05	(3.80)
Down 100 basis points	(6.47)	1.40	(5.07)
Down 200 basis points	(7.71)	2.79	(4.92)
Down 300 basis points	(7.71)	2.92	(4.79)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The recently passed Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of the BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended June 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
June 25, 2018	2,689,865	$51.62
Total capital drawdowns	2,689,865	$51.62

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: August 3, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 3, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)