Form 10-Q
period 2018-09-30
Goldman Sachs Middle Market Lending Corp.
filed 2018-11-02
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  X    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	X	Smaller reporting company:	☐
Emerging growth company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  X

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 2, 2018 was 37,650,673.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

	INDEX	PAGE
PART I	FINANCIAL INFORMATION	4
ITEM 1.	Financial Statements	4
	Consolidated Statements of Assets and Liabilities as of September 30, 2018 (Unaudited) and December 31, 2017	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 (Unaudited), for the three months ended September 30, 2017 (unaudited) and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	5
	Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 (Unaudited) and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 (Unaudited)	7
	Consolidated Schedules of Investments as of September 30, 2018 (Unaudited) and December 31, 2017	8
	Notes to the Consolidated Financial Statements (Unaudited)	14
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 4.	Controls and Procedures	54

PART II	OTHER INFORMATION	54
ITEM 1.	Legal Proceedings	54
ITEM 1A.	Risk Factors	54
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
ITEM 3.	Defaults Upon Senior Securities	55
ITEM 4.	Mine Safety Disclosures	55
ITEM 5.	Other Information	55
ITEM 6.	Exhibits	55

SIGNATURES		57

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2018 (unaudited)	December 31, 2017
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $963,212 and $521,524, respectively)	$961,677	$522,046
Non-controlled affiliated investments (cost of $36,049 and $–, respectively)	36,603	–
Investments in affiliated money market fund (cost of $2 and $–(1), respectively)	2	–	(1)
Cash	11,052	3,537
Unrealized appreciation on foreign currency forward contracts	3	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,030	3,636
Deferred financing costs	3,511	2,860
Deferred offering costs	–	39
Receivable for investments sold	338	–
Other assets	293	11

Total assets	$1,019,509	$532,129

Liabilities

Debt	$276,422	$62,000
Interest and other debt expenses payable	686	312
Management fees payable	2,409	1,552
Incentive fees payable	–	77
Distribution payable	12,745	9,272
Payable for investments purchased	5,099	–
Directors’ fees payable	100	–
Accrued offering costs	2	18
Accrued expenses and other liabilities	2,015	770

Total liabilities	$299,478	$74,001

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 37,650,673 and 24,248,459 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	38	24
Paid-in capital in excess of par	722,747	464,460
Accumulated net realized gain (loss)	654	–
Accumulated undistributed (distributions in excess of) net investment income (loss)	(2,468)	(6,878)
Net unrealized appreciation (depreciation)	(940)	522

TOTAL NET ASSETS	$720,031	$458,128

TOTAL LIABILITIES AND NET ASSETS	$1,019,509	$532,129

Net asset value per share	$19.12	$18.89

(1)	Amount rounds to less than $1.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	2018	2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$21,441	$6,320	$53,199	$8,921
Other income	439	74	834	104

Total investment income from non-controlled/non-affiliated investments	21,880	6,394	54,033	9,025
From non-controlled affiliated investments:
Interest income	649	–	1,005	–
Dividend income	110	30	129	46
Other income	7	–	10	–

Total investment income from non-controlled affiliated investments	766	30	1,144	46

Total investment income	$22,646	$6,424	$55,177	$9,071

Expenses:
Interest and other debt expenses	$3,393	$662	$6,577	$1,384
Management fees	2,409	1,059	6,248	1,943
Incentive fees	(85)	26	(77)	63
Offering costs	–	359	41	984
Professional fees	395	117	1,081	485
Administration, custodian and transfer agent fees	378	187	1,001	408
Directors’ fees	114	103	328	548
Organization expenses	–	–	–	459
Other expenses	449	157	808	410

Total expenses	$7,053	$2,670	$16,007	$6,684

Management fees waiver	$–	$–	$–	$(203)

Net expenses	$7,053	$2,670	$16,007	$6,481

NET INVESTMENT INCOME (LOSS)	$15,593	$3,754	$39,170	$2,590

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$–	$(6)	$1,285	$(7)
Foreign currency transactions	(259)	–	(259)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(1,332)	180	(2,057)	428
Non controlled affiliated investments	689	–	554	–
Foreign currency forward contracts	3	–	3	–
Foreign currency translations	243	–	243	–

Net realized and unrealized gains (losses)	$(656)	$174	$(231)	$421

(Provision) benefit for taxes on realized gain/loss on investments	$–	$–	$(372)	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(205)	–	(205)	–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,732	$3,928	$38,362	$3,011

Net investment income (loss) per share (basic and diluted)	$0.52	$0.27	$1.44	$0.36
Earnings (loss) per share (basic and diluted)	$0.49	$0.29	$1.41	$0.42
Weighted average shares outstanding	29,987,263	13,716,473	27,201,088	7,101,427
Distributions declared per share	$0.43	$0.43	$1.29	$0.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$39,170	$2,590
Net realized gain (loss)	1,026	(7)
Net change in unrealized appreciation (depreciation)	(1,257)	428
(Provision) benefit for taxes on realized gain/loss on investments	(372)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(205)	–

Net increase (decrease) in net assets resulting from operations	$38,362	$3,011

Distributions to stockholders from:
Net investment income	$(34,760)	$(8,498)

Total distributions to stockholders	$(34,760)	$(8,498)

Capital transactions:
Issuance of common shares (13,402,214 and 19,442,735 shares, respectively)	$258,301	$374,094

Net increase (decrease) in net assets resulting from capital transactions	$258,301	$374,094

TOTAL INCREASE (DECREASE) IN NET ASSETS	$261,903	$368,607

Net assets at beginning of period	$458,128	$–

Net assets at end of period	$720,031	$368,607

Accumulated undistributed (distributions in excess of) net investment income	$(2,468)	$–

Accumulated undistributed net investment income (loss)	$–	$(1,486)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$38,362	$3,011
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(519,897)	(338,588)
Payment-in-kind interest capitalized	(172)	–
Investments in affiliated money market fund, net	(2)	(28,391)
Proceeds from sales of investments and principal repayments	45,883	12,602
Net realized (gain) loss on investments	(1,285)	7
Net change in unrealized (appreciation) depreciation on investments	1,503	(428)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(3)	–
Amortization of premium and accretion of discount, net	(2,266)	(260)
Amortization of deferred financing costs	680	752
Amortization of deferred offering costs	41	984
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,394)	(1,214)
(Increase) decrease in receivable for investments sold	(338)	–
(Increase) decrease in other assets	(282)	(85)
Increase (decrease) in interest and other debt expense payable	351	58
Increase (decrease) in management fees payable	857	1,059
Increase (decrease) in incentive fees payable	(77)	63
Increase (decrease) in accrued organization costs	–	20
Increase (decrease) in payable for investments purchased	5,099	–
Increase (decrease) in directors’ fees payable	100	130
Increase (decrease) in accrued expenses and other liabilities	1,245	816

Net cash provided by (used for) operating activities	$(432,595)	$(349,464)

Cash flows from financing activities:
Proceeds from issuance of common stock	$258,301	$374,094
Offering costs paid	(18)	(1,143)
Distributions paid	(31,287)	(2,223)
Borrowings on debt	459,922	204,000
Repayments of debt	(245,500)	(187,000)
Financing costs paid	(1,308)	(3,613)

Net cash provided by (used for) financing activities	$440,110	$384,115

Net increase (decrease) in cash	7,515	34,651
Cash, beginning of period	3,537	–

Cash, end of period	$11,052	$34,651

Supplemental and non-cash financing activities
Interest expense paid	$4,862	$269
Accrued but unpaid offering costs	$2	$223
Accrued but unpaid distributions	$12,745	$6,275
Accrued but unpaid deferred financing costs	$23	$189
Exchange of investments	$994	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2018

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 138.64% #

Corporate Debt (1) – 137.00%

1st Lien/Senior Secured Debt – 71.89%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.34%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,066	$14,046
Associations, Inc.(2)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	16,790	16,586	16,581
Associations, Inc.(2) (4)	Real Estate Management & Development	11.25%	P + 6.00% (incl. 3.00% PIK); 2.00% Floor	07/30/2024	4,185	1,440	1,438
Associations, Inc.(2) (4) (5)	Real Estate Management & Development		P + 5.00%; 2.00% Floor	07/30/2024	836	(10)	(10)
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	5,973	4,519	4,520
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	600	590	595
Bullhorn, Inc.(2) (3) (4)	Internet Software & Services	9.09%	L + 6.75%; 1.00% Floor	11/21/2022	899	548	557
Bullhorn, Inc. (2) (3)	Internet Software & Services	9.07%	L + 6.75%; 1.00% Floor	11/21/2022	16,652	16,509	16,527
Businessolver.com, Inc.(2) (3)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,511	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	9.81%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	703	662
Businessolver.com, Inc.(2) (3) (4) (5)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,760	(70)	(75)
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	10,900	10,745	10,682
Collaborative Imaging, LLC ^^^ (2) (3)	Health Care Providers & Services	8.85%	L + 6.50%; 1.00% Floor	03/28/2025	1,800	1,775	1,764
Continuum Managed Services LLC(2) (3)	IT Services	8.25%	L + 6.00%; 1.00% Floor	06/08/2023	19,246	18,807	18,861
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2023	1,626	(34)	(33)
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(41)	(40)
Dade Paper & Bag, LLC(2) (3)	Distributors	9.74%	L + 7.50%; 1.00% Floor	06/10/2024	9,875	9,705	9,752
Dade Paper & Bag, LLC(2) (3)	Distributors	9.24%	L + 7.00%; 1.00% Floor	06/10/2024	1,259	1,248	1,212
Datto, Inc.(2) (3)	IT Services	10.15%	L + 8.00%; 1.00% Floor	12/07/2022	50,610	49,735	49,724
Datto, Inc.(2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,407	(57)	(60)
Diligent Corporation(2)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€23,112	26,398	26,432
Diligent Corporation(2) (4)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	1,090	720	719
Empirix, Inc.(2)	Diversified Telecommunication Services	8.47%	L + 6.25%; 1.00% Floor	09/25/2024	31,800	31,245	31,243
Empirix, Inc.(2) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(31)	(32)
Fenergo Finance 3 Limited(2) (6)	Diversified Financial Services	8.64%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,899	28,860
Fenergo Finance 3 Limited(2) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(29)	(29)
Fenergo Finance 3 Limited (2) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(44)	(48)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	11,554	11,308	11,294
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.99%	L + 5.75%; 1.00% Floor	08/21/2023	3,756	1,382	1,375
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	8.80%	L + 5.75%; 1.00% Floor	08/21/2023	1,506	910	907
Gastro Health Holdco, LLC(2)	Health Care Providers & Services	8.32%	L + 6.00%; 1.00% Floor	09/04/2024	14,500	14,213	14,210
Gastro Health Holdco, LLC(2) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(57)	(58)
Gastro Health Holdco, LLC(2) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,200	(89)	(90)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	6.38%	L + 4.00%; 1.00% Floor	08/26/2022	5,382	5,306	5,275
Hygiena Borrower LLC(3) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(6)	(16)
Hygiena Borrower LLC (3) (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(8)	(11)
iCIMS, Inc.(2)	Software	8.64%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,748	41,742
iCIMS, Inc.(2) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(53)	(53)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Integral Ad Science, Inc.(2) (3)	Media	9.50%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	$33,708	$33,053	$33,034
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(50)	(52)
Lithium Technologies, Inc.(2) (3) (4)	Internet Software & Services	10.35%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	26,587	26,740
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(36)	(27)
Netvoyage Corporation(2) (3)	Software	11.25%	L + 9.00%; 1.00% Floor	03/24/2022	8,038	7,915	7,938
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(9)	(8)
Pathway Partners Vet Management Company, LLC (4)	Health Care Providers & Services	6.49%	L + 4.25%	10/10/2024	2,426	976	988
Picture Head Midco LLC(2)	Media	8.99%	L + 6.75%; 1.00% Floor	08/31/2023	32,950	32,300	32,291
Picture Head Midco LLC(2) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,620	(36)	(36)
Picture Head Midco LLC (2) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,620	(71)	(72)
SF Home Décor, LLC(2)	Household Products	11.89%	L + 9.50%; 1.00% Floor	07/13/2022	25,313	24,697	24,553
SPay, Inc.(2) (3)	Internet Software & Services	7.91%	L + 5.75%; 1.00% Floor	06/17/2024	14,700	14,418	14,406
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.02%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,164	1,163
SPay, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,150	(78)	(163)
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	8.74%	L + 6.50%; 1.00% Floor	03/31/2023	2,673	2,104	2,102
Xactly Corporation(2) (3)	Internet Software & Services	9.50%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,837	28,953
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(34)	(27)
Yasso, Inc.(2) (3)	Food Products	9.99%	L + 7.75%; 1.00% Floor	03/23/2022	8,274	8,151	7,943

Total 1st Lien/Senior Secured Debt						517,975	517,623

1st Lien/Last-Out Unitranche (7) – 12.56%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.39%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,478	26,413
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	11,430	11,373
RugsUSA, LLC(2) (3)	Household Products	8.89%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,252	8,247
Smarsh, Inc.(2) (3)	Software	10.13%	L + 7.88%; 1.00% Floor	03/31/2021	44,994	44,315	44,431

Total 1st Lien/Last-Out Unitranche						90,475	90,464

2nd Lien/Senior Secured Debt – 52.55%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.89%	L + 8.50%; 1.00% Floor	09/25/2023	7,900	7,739	7,742
Chase Industries, Inc.(2) (3)	Building Products	10.34%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,595	23,571
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(174)	(183)
Country Fresh Holdings, LLC(2) (3)	Food Products	11.09%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,598	10,974
DuBois Chemicals, Inc.(2) (8)	Chemicals	10.21%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,023	24,205
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.46%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,879	24,892
Genesis Acquisition Co.(2)	Diversified Financial Services	9.74%	L + 7.50%	07/31/2025	10,000	9,754	9,750
Genesis Acquisition Co.(2) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(30)	(31)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.14%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,599	2,597
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.06%	L + 7.75%; 1.00% Floor	08/26/2023	970	128	119
ICP Industrial, Inc.(2) (3)	Chemicals	10.38%	L + 8.25%; 1.00% Floor	05/03/2024	23,500	22,974	22,971
ICP Industrial, Inc.(2) (3)	Chemicals	10.48%	L + 8.25%; 1.00% Floor	05/03/2024	5,400	5,280	5,279
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.14%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,167	7,236
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,097	17,150
Market Track, LLC(2) (3)	Internet Catalog & Retail	9.94%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,470	19,200
MedPlast Holdings, Inc.(2)	Health Care Equipment & Supplies	10.09%	L + 7.75%	07/02/2026	11,770	11,655	11,917
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.49%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,944	16,965

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2018 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount(++)	Cost	Fair Value

Oasis Outsourcing Holdings, Inc.(2) (3)	Diversified Financial Services	9.64%	L + 7.25%; 1.00% Floor	07/01/2024	$28,660	$28,288	$28,302
Odyssey Logistics & Technology Corporation(2) (3)	Road & Rail	10.24%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,068	26,227
Pathway Partners Vet Management Company, LLC(4)	Health Care Providers & Services	10.24%	L + 8.00%; 1.00% Floor	10/10/2025	5,028	3,010	3,009
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,989	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.39%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,764	7,762
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(55)	(61)
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	11.10%	L + 8.75%; 1.00% Floor	02/03/2025	15,000	14,808	14,812
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.24%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,248	6,183
USRP Holdings, Inc.(2) (3)	Insurance	10.89%	L + 8.50%; 1.00% Floor	09/29/2025	9,700	9,584	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	10.84%	L + 8.50%; 1.00% Floor	09/29/2025	2,400	932	930
Xcellence, Inc.(2) (3)	IT Services	11.10%	L + 8.75%; 1.00% Floor	06/22/2024	15,500	15,146	15,190
Young Innovations, Inc.(2) (3)	Health Care Equipment & Supplies	10.14%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,100	21,103
Zep Inc.(2)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,808	29,051

Total 2nd Lien/Senior Secured Debt						379,388	378,420

Total Corporate Debt						987,838	986,507

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 0.69%
Accuity Delivery Systems, LLC^ (2) (3) (9) (10)	Health Care Providers & Services				136,589	$4,500	$4,950

Total Preferred Stock						4,500	4,950

Common Stock (1) – 0.95%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (9)	Health Care Providers & Services				11,719	1,580	1,749
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (9) (10)	Health Care Providers & Services				11,060	220	249
Continuum Managed Services LLC – Class A(2) (3) (9) (10)	IT Services				663	663	746
Continuum Managed Services LLC – Class B(2) (3) (9) (10)	IT Services				449,713	7	351
Elah Holdings, Inc.^ (2) (3) (9) (10)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (9) (10)	Health Care Providers & Services				500	500	310
Yasso, Inc.(2) (3) (9) (10)	Food Products				790	790	255

Total Common Stock						6,923	6,823

			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^			1.98%(11)		2,253	$2	$2

Total Investments in Affiliated Money Market Fund						2	2

TOTAL INVESTMENTS – 138.64%						$999,263	$998,282

LIABILITIES IN EXCESS OF OTHER ASSETS – (38.64%)							$(278,251)

NET ASSETS – 100.00%							$720,031

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.92%, 2.60%, 2.40%, 2.31%, 2.26% and 2.20%, respectively. As of September 30, 2018, P was 5.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2018.

(++)	Par amount is denominated in U.S. Dollars (“$”) unless noted as denominated in Euro (“€”).
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
(4)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.

The accompanying notes are part of these unaudited consolidated financial statements.

(5)

The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018 the aggregate fair value of these securities is $29,032 or 2.85% of the Company’s total assets.

(7)

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

(8)	Position or portion thereof unsettled as of September 30, 2018.
(9)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2018, the aggregate fair value of these securities is $11,773 or 1.64% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	6/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	3/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	3/30/2018
Continuum Managed Services LLC – Class A – Common Stock	6/8/2017
Continuum Managed Services LLC – Class B – Common Stock	6/8/2017
Elah Holdings, Inc. – Common Stock	5/9/2018
National Spine and Pain Centers, LLC – Common Stock	6/2/2017
Yasso, Inc. – Common Stock	3/23/2017

(10) Non-income producing security.
(11) The rate shown is the annualized seven-day yield as of September 30, 2018.

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A	USD 111	EUR 95	10/03/2018	$–
Bank of America, N.A	USD 390	EUR 335	11/05/2018	1
Bank of America, N.A	USD 481	EUR 411	01/04/2019	–
Bank of America, N.A	USD 393	EUR 335	02/05/2019	1
Bank of America, N.A	USD 486	EUR 412	04/03/2019	–
Bank of America, N.A	USD 422	EUR 357	05/06/2019	1
Bank of America, N.A	USD 514	EUR 432	07/03/2019	–
Bank of America, N.A	USD 426	EUR 357	08/05/2019	–
Bank of America, N.A	USD 541	EUR 451	10/04/2019	–
Bank of America, N.A	USD 444	EUR 369	11/05/2019	–
Bank of America, N.A	USD 540	EUR 446	01/06/2020	–
Bank of America, N.A	USD 548	EUR 448	04/06/2020	–
Bank of America, N.A	USD 549	EUR 446	07/06/2020	–

$3

Currency Abbreviations:

EUR – EURO

USD – U.S. Dollar

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

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Zep Inc.(2)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	$30,500	$29,757	$30,271
Total 2nd Lien/Senior Secured Debt					282,376	283,374

Total Corporate Debt					519,064	519,976

Portfolio Company	Industry			Shares	Cost	Fair Value

Common Stock (1) – 0.45%
Continuum Managed Services LLC – Class A(2)(5) (7)(10)	IT Services			663	663	663
Continuum Managed Services LLC – Class B(2)(5) (7)(10)	IT Services			449,713	7	7
myON, LLC(2)(5) (7)(10)	Internet Software & Services			13,406	500	500
National Spine and Pain Centers, LLC(2)(5) (7)(10)	Health Care Providers & Services			500	500	425
Yasso, Inc.(2)(5) (7)(10)	Food Products			790	790	475

Total Common Stock					2,460	2,070

		Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares		1.21%(8)		371	$–	$–	(9)

Total Investments in Affiliated Money Market Fund					–	–

TOTAL INVESTMENTS – 113.95%					$521,524	$522,046

LIABILITIES IN EXCESS OF OTHER ASSETS – (13.95%)						$(63,918)

NET ASSETS – 100.00%						$458,128

#	Percentages are based on net assets.
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

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See Note 8 “Commitments and Contingencies”.

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
(10)

Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $2,070 or 0.45% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Continuum Managed Services LLC – Class A	6/8/2017
Continuum Managed Services LLC – Class B	6/8/2017
myON, LLC	2/17/2017
National Spine and Pain Centers, LLC	6/2/2017
Yasso, Inc.	3/23/2017

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Notes to the Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1.	ORGANIZATION

Goldman Sachs Middle Market Lending LLC (“MMLC LLC”) was formed on June 13, 2016. Effective January 30, 2017, MMLC LLC converted from a Delaware limited liability company to a Delaware corporation named Goldman Sachs Middle Market Lending Corp. (the “Company”), which, by operation of law, is deemed for purposes of Delaware law the same entity as MMLC LLC. The Company commenced operations on January 11, 2017. On January 30, 2017, the Company’s initial investors (other than the Initial Member (as defined below)) funded the initial portion of their capital commitment to purchase shares of common stock, at which time the Initial Member’s initial capital contribution to MMLC LLC was canceled. The Company has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2017.

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

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these consolidated financial statements have been prepared in that currency. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. These consolidated financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the consolidated financial statements.

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the period ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2018, the Company earned $0 and $537 in prepayment premiums, respectively, and $15 and $601 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company earned $0 and $0, respectively, in prepayment premiums and $13 and $13, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of September 30, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions”.

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2018 and December 31, 2017, the Company held an aggregate cash balance of $11,052 and $3,537, respectively. Foreign currency of $382 (acquisition cost of $383) and $0 (acquisition cost of $0) is included in cash as of September 30, 2018 and December 31, 2017, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities are included with the net change in unrealized gains (losses) on foreign currency translations on the Consolidated Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts and the gross fair value of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and sales of foreign currency forward contracts having the same notional value, settlement date and counterparty are generally settled net (which results in a net foreign currency position of zero with the counterparty) and any realized gains or losses are recognized on the settlement date.

The Company does not utilize hedge accounting and as such, the Company recognizes its derivatives at fair value with changes in the net unrealized appreciation (depreciation) on foreign currency forward contracts recorded on the Consolidated Statements of Operations.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2017. So long as the Company maintains its status as a RIC, it will generally not be subject to corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To qualify for tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and nine months ended September 30, 2018, the Company accrued excise tax of $0 and $0, respectively. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company accrued excise tax of $0 and $0, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $372, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $205 and $205, respectively. As of September 30, 2018, $577 of income taxes remained payable. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company accrued income taxes of $0 and $0, respectively.

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

For the three and nine months ended September 30, 2018, Management Fees amounted to $2,409 and $6,248, respectively. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, Management Fees amounted to $1,059 and $1,943, respectively.

The Investment Adviser voluntarily agreed to permanently waive $203 of the Management Fees for the period from January 11, 2017 (commencement of operations) to September 30, 2017. As of September 30, 2018, net Management Fees payable amounted to $2,409.

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

For the three and nine months ended September 30, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(85) and $(77), respectively, for which none were realized. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $26 and $63, respectively, for which none were realized.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $185 and $501, respectively. As of September 30, 2018, $101 remained payable. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $102 and $251, respectively.

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

For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $193 and $500, respectively. As of September, 2018, $193 remained payable. For the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the Company incurred expenses for services provided by the Transfer Agent of $85 and $157, respectively.

Affiliates

The Company’s investments in affiliates for the nine months ended September 30, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of September 30, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$164,142	$(164,140)	$–	$–	$2	$39
Accuity Delivery Systems, LLC	–		18,566	–	–	430	18,996	439
Collaborative Imaging, LLC	–		14,320	–	–	124	14,444	666
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–
Total Non-Controlled Affiliates	$–	(4)	$200,191	$(164,140)	$–	$554	$36,605	$1,144

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2018 and December 31, 2017, there were $654 and $270, respectively, included within Accrued expenses and other liabilities, $23 and $0, respectively, included within Interest and other debt expense payable, and $2 and $18, respectively, included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $2 and an amount less than $1, respectively) consisted of the following:

	September 30, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$517,975	$517,623	$199,690	$199,464
1st Lien/Last-Out Unitranche	90,475	90,464	36,998	37,138
2nd Lien/Senior Secured Debt	379,388	378,420	282,376	283,374
Preferred Stock	4,500	4,950	–	–
Common Stock	6,923	6,823	2,460	2,070
Total Investments	$999,261	$998,280	$521,524	$522,046

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Financial Services	11.2%	15.5%	9.7%	11.0%
Health Care Providers & Services	10.2	14.1	9.6	10.9
Software	9.4	13.1	4.4	5.0
Internet Software & Services	9.4	12.9	14.5	16.5
IT Services	8.5	11.8	16.0	18.4
Chemicals	8.2	11.3	13.8	15.8
Media	6.5	9.1	–	–
Health Care Technology	4.7	6.5	3.3	3.7
Health Care Equipment & Supplies	3.3	4.6	4.0	4.6
Household Products	3.3	4.5	4.9	5.6
Diversified Telecommunication Services	3.1	4.3	–	–
Insurance	3.0	4.2	–	–
Professional Services	2.7	3.8	–	–
Road & Rail	2.6	3.6	3.7	4.2
Building Products	2.4	3.2	–	–
Internet Catalog & Retail	1.9	2.7	3.7	4.2
Food Products	1.9	2.7	3.8	4.4
Real Estate Management & Development	1.8	2.5	–	–
Air Freight & Logistics	1.5	2.1	2.8	3.2
Hotels, Restaurants & Leisure	1.4	1.9	2.3	2.6
Distributors	1.1	1.5	1.9	2.1
Life Sciences Tools & Services	0.8	1.1	–	–
Containers & Packaging	0.6	0.9	1.6	1.8
Capital Markets	0.3	0.4	–	–
Commercial Services & Supplies	0.2	0.3	–	–
Total	100.0%	138.6%	100.0%	114.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2018	December 31, 2017
United States	97.1%	100.0%
Ireland	2.9	–
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Derivative Contracts

OTC derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$293,746	• Discount Rate	9.1% - 12.4% (10.3%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$90,464	• Discount Rate	9.7% - 11.4% (11.1%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$287,100	• Discount Rate	10.4% - 13.6% (11.6%)
Equity	Preferred Stock	Comparable multiples:
	$4,950	• EV/EBITDA(5)	4.0x - 28.0x (11.4x)
	Common Stock	Discounted cash flows:
	$3,660	• Discount Rate	13.8% - 16.3% (14.1%)
Comparable multiples:
		• EV/EBITDA(5)	8.8x - 15.0x (12.1x)

(1)

Included within Level 3 Assets of $969,229 is an amount of $289,309 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy as of September 30, 2018:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$517,623	$517,623
1st Lien/Last-Out Unitranche	–	–	90,464	90,464
2nd Lien/Senior Secured Debt	–	29,051	349,369	378,420
Preferred Stock	–	–	4,950	4,950
Common Stock	–	–	6,823	6,823
Affiliated Money Market Fund	2	–	–	2
Total	$2	$29,051	$969,229	$998,282

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$3	$–	$3
Total	$–	$3	$–	$3

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$199,464	$199,464
1st Lien/Last-Out Unitranche	–		–	37,138	37,138
2nd Lien/Senior Secured Debt	–		56,593	226,781	283,374
Common Stock	–		–	2,070	2,070
Affiliated Money Market Fund	–	(1)	–	–	–	(1)
Total assets	$–	(1)	$56,593	$465,453	$522,046

(1)	Amount rounds to less than $1.

The Company did not hold any derivative instruments as of December 31, 2017.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2018
1st Lien/Senior Secured Debt	$199,464	$331,171	$(6)	$(126)	$(13,696)	$816	$–	$–	$517,623
1st Lien/Last-Out Unitranche	37,138	74,740	–	(151)	(22,026)	763	–	–	90,464
2nd Lien/Senior Secured Debt	226,781	104,731	–	(696)	(8,370)	601	26,322	–	349,369
Preferred Stock	–	4,500	–	450	–	–	–	–	4,950
Common Stock	2,070	4,963	1,291	290	(1,791)	–	–	–	6,823
Total assets	$465,453	$520,105	$1,285	$(233)	$(45,883)	$2,180	$26,322	$–	$969,229

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2018 totaled $(44), consisting of the following: 1st Lien/Senior Secured Debt $(126), 1st Lien/Last-Out Unitranche $(20), 2nd Lien/Senior Secured Debt $(638), Preferred Stock $450 and Common Stock $290.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the period from January 11, 2017 (commencement of operations) to September 30, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2018 and December 31, 2017, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 355% and 839%, respectively.

The Company’s outstanding debt as of September 30, 2018 and December 31, 2017 was as follows:

	As of
	September 30, 2018				December 31, 2017
	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Outstanding Borrowing	Amount Available	Carrying Value
SunTrust Revolving Credit Facility (1)(2)	$600,000	$276,422	$323,578	$276,422	$275,000	$62,000	$213,000	$62,000
Total Debt	$600,000	$276,422	$323,578	$276,422	$275,000	$62,000	$213,000	$62,000

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of September 30, 2018, the Company had outstanding borrowings denominated in Euros (EUR) of EUR 47,950. As of December 31, 2017, all outstanding borrowings were in USD.

(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were 4.17% and 3.66%, respectively.

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

Costs of $712 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of September 30, 2018 and December 31, 2017, outstanding deferred financing costs were $0 and $0, respectively.

The summary information of the HSBC Revolving Credit Facility for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 is as follows:

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2018		For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Borrowing interest expense	$	N/A	$48		$	N/A	$200
Facility fees		N/A	135			N/A	304
Amortization of financing costs		N/A	308			N/A	709
Total	$	N/A	$491		$	N/A	$1,213
Weighted average interest rate		N/A	3.60%			N/A	3.27%
Average outstanding balance	$	N/A	$6,688	#	$	N/A	$12,392	*#

#	Average outstanding debt balance was calculated ending on September 11, 2017, the date on which the Company terminated the HSBC Revolving Credit Facility.
*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.

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

On August 20, 2018, the Company exercised its right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $500,000 on a committed basis.

On September 17, 2018, the Company entered into the first amendment to the SunTrust Revolving Credit Facility pursuant to which the maximum size of the SunTrust Revolving Credit Facility under the accordion feature was increased from $500,000 to $800,000. Also, on September 17, 2018, the Company exercised its right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $600,000 on a committed basis.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as defined in the SunTrust Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears or as defined in the SunTrust Revolving Credit Facility. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 30, 2018, total commitments under the SunTrust Revolving Credit Facility were $600,000. The accordion feature of the SunTrust Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800,000.

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

Costs of $4,426 were incurred in connection with obtaining and amending the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of September 30, 2018 and December 31, 2017, outstanding deferred financing costs were $3,511 and $2,860, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 is as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Borrowing interest expense	$2,950	$77		$5,268	$77
Facility fees	187	51		629	51
Amortization of financing costs	256	43		680	43
Total	$3,393	$171		$6,577	$171
Weighted average interest rate	4.21%	3.86%		4.17%	3.86%
Average outstanding balance	$278,343	$36,500	*	$168,956	$36,500	*

*	Average outstanding debt balance was calculated beginning on September 11, 2017, the date on which the Company entered into the SunTrust Revolving Credit Facility.

7.	DERIVATIVES

The Company enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company may enter into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparties. An ISDA Master Agreement is a bilateral agreement between the Company and a counterparty that governs OTC derivatives, including foreign currency forward contracts, and typically contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement typically permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statement of Assets and Liabilities as due to/due from a broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be in good standing and by monitoring the financial stability of those counterparties.

For the period from August 8, 2018 to September 30, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,334. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$3	$–	$3	$–	$3
Total	$3	$–	$3	$–	$3

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and nine months ended September 30, 2018 was as follows:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$3	$3
Total net unrealized gains (losses) on foreign currency forward contracts	$3	$3

The Company did not hold any derivative instruments during the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	September 30, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,035,043	$310,872	70%	$1,035,203	$569,334	45%

Portfolio Company Commitments

The Company may enter into commitments to fund investments. As of September 30, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Bullhorn, Inc.	11/21/2018	$1,401	$(10)	11/21/2018	$5,994	$(30)
VRC Companies, LLC	3/13/2019	545	(5)	–	–	–
Picture Head Midco LLC	3/31/2019	3,620	(72)	–	–	–
Continuum Managed Services LLC	6/8/2019	1,626	(33)	6/8/2019	1,626	(41)
FWR Holding Corporation	8/21/2019	2,296	(52)	8/21/2019	3,162	(79)
Businessolver.com, Inc.	5/15/2020	3,722	(75)	–	–	–
Pathway Partners Vet Management Company, LLC	5/26/2020	1,438	–	–	–	–
SPay, Inc.	6/15/2020	8,068	(163)	–	–	–
Hygiena Borrower LLC	6/29/2020	808	(16)	–	–	–
Diligent Corporation	8/3/2020	354	(5)	–	–	–
Gastro Health Holdco, LLC	9/4/2020	7,146	(90)	–	–	–
Associations, Inc.	7/30/2021	2,694	(34)	–	–	–
Netvoyage Corporation	3/24/2022	610	(8)	3/24/2022	610	(11)
Continuum Managed Services LLC	6/8/2022	2,000	(40)	6/8/2022	2,000	(50)
Xactly Corporation	7/29/2022	2,177	(27)	7/29/2022	2,177	(43)
Hygiena Borrower LLC	8/26/2022	550	(11)	–	–	–
Lithium Technologies, Inc.	10/3/2022	3,415	(28)	10/3/2022	1,983	(44)
Lithium Technologies, Inc.	10/3/2022	22,431	115	–	–	–
Bullhorn, Inc.	11/21/2022	336	(3)	11/21/2022	815	(16)
Datto, Inc.	12/7/2022	3,407	(60)	12/7/2022	3,407	(68)
Businessolver.com, Inc.	5/15/2023	3,760	(75)	–	–	–
Integral Ad Science, Inc.	7/19/2023	2,586	(52)	–	–	–
FWR Holding Corporation	8/21/2023	565	(13)	8/21/2023	1,318	(33)
Picture Head Midco LLC	8/31/2023	3,584	(36)	–	–	–
Gastro Health Holdco, LLC	9/4/2023	2,900	(58)	–	–	–
Empirix, Inc.	9/25/2023	1,800	(32)	–	–	–
SPay, Inc.	6/17/2024	435	(9)	–	–	–
Associations, Inc.	7/30/2024	836	(10)	–	–	–
Fenergo Finance 3 Limited(3)	9/5/2024	2,554	(48)	–	–	–
Fenergo Finance 3 Limited	9/5/2024	1,683	(29)	–	–	–
iCIMS, Inc.	9/12/2024	2,662	(53)	–	–	–
Total 1st Lien/Senior Secured Debt		$92,009	$(1,032)		$23,092	$(415)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	$7,880	$(256)	–	$–	$–
Total 1st Lien/Last-Out Unitranche		$7,880	$(256)		$–	$–
2nd Lien/Senior Secured Debt
ICP Industrial, Inc.	–	$–	$–	11/4/2019	5,400	(135)
RSC Acquisition, Inc.	3/5/2020	6,100	(61)	–	–	–
USRP Holdings, Inc.	3/29/2020	1,440	(18)	–	–	–
Chase Industries, Inc.	5/11/2020	6,100	(183)	–	–	–
Pathway Partners Vet Management Company, LLC	5/26/2020	1,969	(20)	–	–	–
Hygiena Borrower LLC	6/29/2020	823	(17)	–	–	–
Genesis Acquisition Co.	7/31/2020	2,469	(31)	–	–	–
Total 2nd Lien/Senior Secured Debt		$18,901	$(330)		$5,400	$(135)
Total		$118,790	$(1,618)		$28,492	$(550)

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

(3)	Unfunded commitments denominated in currencies other than USD have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2018.

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

9.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
September 27, 2018	8,011,747	154,825
Total capital drawdowns	13,402,214	$258,301

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
July 27, 2017	4,221,946	80,469
September 25, 2017	4,849,366	93,132
Total capital drawdowns	19,442,735	$374,094

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43

The following table reflects the distributions declared on shares of the Company’s common stock for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$14,732	$3,928	$38,362	$3,011
Denominator for basic and diluted earnings per share – the weighted average shares outstanding	29,987,263	13,716,473	27,201,088	7,101,427
Basic and diluted earnings (loss) per share	$0.49	$0.29	$1.41	$0.42

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2018 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
Per Share Data:(1)
NAV, beginning of period	$18.89	$20.00
Net investment income (loss)	1.44	0.36
Net realized and unrealized gains (losses)(2)	0.10	(0.54)
Income tax provision, realized and unrealized gains	(0.02)	–

Net increase (decrease) in net assets resulting from operations(2)	1.52	(0.18)
Distributions declared from net investment income(3)	(1.29)	(0.86)

Total increase (decrease) in net assets	0.23	(1.04)

NAV, end of period	$19.12	$18.96

Shares outstanding, end of period	37,650,673	19,442,735
Weighted average shares outstanding	27,201,088	7,101,427
Total return based on NAV(4)	8.05%	(0.90)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$720,031	$368,607
Ratio of net expenses to average net assets(5)	4.09%	6.17%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.40%	4.84%
Ratio of interest and other debt expenses to average net assets(5)	1.70%	1.43%
Ratio of incentive fees to average net assets(5)	(0.01)%	0.05%
Ratio of total expenses to average net assets(5)	4.09%	6.32%
Ratio of net investment income (loss) to average net assets(5)	10.19%	3.17%
Average debt outstanding	$168,956	$14,803 (6)
Average debt per share(7)	$6.21	$2.08
Portfolio turnover	6%	9%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)

For the nine months ended September 30, 2018 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On October 31, 2018, the Board of Directors declared a distribution of $0.43 per share payable on January 23, 2019 to stockholders of record as of December 14, 2018.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through September 30, 2018, we originated $1,177.29 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages” in our annual report on Form 10-K for the period ended December 31, 2017.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 355% and 839%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $0.00 million, respectively) consisted of the following:

	As of
	September 30, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$517.97	$517.62	51.8%	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	90.48	90.47	9.1	37.00	37.14	7.1
Second Lien/Senior Secured Debt	379.39	378.42	37.9	282.37	283.37	54.3
Preferred Stock	4.50	4.95	0.5	0.0	0.0	0.0
Common Stock	6.92	6.82	0.7	2.46	2.07	0.4

Total Investments	$999.26	$998.28	100.0%	$521.52	$522.05	100.0%

As of September 30, 2018 and December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.8%	9.8%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.7	10.6	10.4	10.2
Second Lien/Senior Secured Debt(2)	10.8	10.9	10.1	10.0
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	10.2%	10.2%	10.0%	10.0%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018	December 31, 2017
Number of portfolio companies	50	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.8x
Weighted average interest coverage(3)	2.2x	2.3x
Median EBITDA(3)	$47.83 million	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 29.5% and 28.7%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	987.05	98.9	522.05	100.0
Grade 3	11.23	1.1	–	–
Grade 4	–	–	–	–

Total Investments	$998.28	100.0%	$522.05	100.0%

The increase in investments with a grade 2 investment performance rating as of September 30, 2018 compared to December 31, 2017 was primarily driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of September 30, 2018 compared to December 31, 2017 was driven by investments with a fair value of $11.23 million being downgraded to grade 3 due to declining financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$999.26	100.0%	$521.52	100.0%
Non-accrual	–	–	–	–

Total Investments	$999.26	100.0%	$521.52	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity for the three months ended September 30, 2018 and 2017 by investment type:

	For the Three Months Ended
	September 30, 2018		September 30 ,2017
	($ in millions)
New investment commitments at cost:
Gross originations	$283.95		$178.91
Less: Syndications(1)	–		–

Net amount of new investments committed at cost:	$283.95		$178.91
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$254.98		$69.73
First Lien/Last-Out Unitranche	–		14.82
Second Lien/Senior Secured Debt	28.97		94.36
Preferred Stock	–		–
Common Stock	–		–

Total	$283.95		$178.91

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$8.79		$7.17
First Lien/Last-Out Unitranche	0.12		0.04
Second Lien/Senior Secured Debt	–		–
Preferred Stock	–		–
Common Stock	–		–

Total	$8.91		$7.21

Net increase (decrease) in portfolio	$275.04		$171.70

Number of new portfolio companies with new investment commitments(3)	9		8
Total new investment commitment amount in new portfolio companies(3)	$250.38		$178.91
Average new investment commitment amount in new portfolio companies(3)	$27.82		$22.36
Number of existing portfolio companies with new investment commitments(3)	3		–
Total new investment commitment amount in existing portfolio companies(3)	$33.57		$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.5		6.2
Percentage of new debt investment commitments at floating interest rates(3)(14)	100.0%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(14)	0.0%		0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)	9.5%	(5)	9.8%	(9)
Weighted average yield on new investment commitments(2)(3)	9.5%	(6)	9.8%	(10)
Weighted average yield on debt and income producing investments sold or paid down(13)	9.6%	(7)	10.7%	(11)
Weighted average yield on investments sold or paid down(13)	9.6%	(8)	10.7%	(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”).
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(13)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(14)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 were as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Total investment income	$22.64	$6.43	$55.18	$9.07

Total expenses	(7.05)	(2.67)	(16.01)	(6.68)
Management fee waiver	–	–	–	0.20

Net expenses	(7.05)	(2.67)	(16.01)	(6.48)

Net investment income (loss)	15.59	3.76	39.17	2.59

Net realized gain (loss) on investments	–	(0.01)	1.28	(0.01)
Net realized gain (loss) on foreign currency transactions	(0.26)	–	(0.26)	–
Net unrealized appreciation (depreciation) on investments	(0.64)	0.18	(1.50)	0.43
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.25	–	0.25	–
Income tax provision, realized and unrealized gain	(0.21)	–	(0.58)	–

Net increase in net assets resulting from operations	$14.73	$3.93	$38.36	$3.01

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

Investment Income

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Interest	$22.09	$6.32	$54.20	$8.92
Dividend income	0.11	0.03	0.13	0.05
Other income	0.45	0.07	0.85	0.10

Total investment income	$22.65	$6.42	$55.18	$9.07

Investment income for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was driven by our deployment of capital and increasing invested balance.

Expenses

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Interest and other debt expenses	$3.39	$0.66	$6.58	$1.38
Management fees	2.41	1.06	6.25	1.94
Incentive fees	(0.09)	0.02	(0.08)	0.06
Offering costs	–	0.36	0.04	0.98
Professional fees	0.40	0.12	1.08	0.49
Administration, custodian and transfer agent fees	0.38	0.19	1.00	0.41
Directors’ fees	0.11	0.10	0.33	0.55
Organization expenses	–	–	–	0.46
Other expenses	0.45	0.16	0.81	0.41

Total expenses	7.05	2.67	16.01	6.68
Management fees waiver	–	–	–	(0.20)

Net expenses	$7.05	$2.67	$16.01	$6.48

Interest and other debt expenses

Interest and other debt expense increased from $0.66 million for the three months ended September 30, 2017 to $3.39 million for the three months ended September 30, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $13.17 million to $278.34 million, which was driven by an increase in the size of our portfolio.

Interest and other debt expense increased from $1.38 million for the period from January 11, 2017 (commencement of operations) to September 30, 2017 to $6.58 million for the nine months ended September 30, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $14.80 million to $168.96 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $1.06 million for the three months ended September 30, 2017 to $2.41 million for the three months ended September 30, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) decreased from $0.02 million for the three months ended September 30, 2017 to $(0.09) million for the three months ended September 30, 2018, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Management Fees increased from $1.94 million for the period from January 11, 2017 (commencement of operations) to September 30, 2017 to $6.25 million for the nine months ended September 30, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on capital gains under GAAP decreased from $0.06 million for the period from January 11, 2017 (commencement of operations) to September 30, 2017 to $(0.08) million for the nine months ended September 30, 2018, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Professional fees and other general and administrative expenses

Professional fees increased from $0.12 million for the three months ended September 30, 2017 to $0.40 million for the three months ended September 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Other general and administrative expenses increased from $0.45 million for the three months ended September 30, 2017 to $0.94 million for the three months ended September 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Professional fees increased from $0.49 million for the period from January 11, 2017 (commencement of operations) to September 30, 2017 to $1.08 million for the nine months ended September 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Other general and administrative expenses increased from $1.37 million for the period from January 11, 2017 (commencement of operations) to September 30, 2017 to $2.14 for the nine months ended September 30, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on partially exited portfolio companies during the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was as follows:

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
myON, LLC	$–		$–	$1.29	$–
Continuum Managed Services LLC	–		(0.01)	–	(0.01)
Other, net	–	(1)	–	(0.01)	–

Net realized gain (loss) on investments	$–	(1)	$(0.01)	$1.28	$(0.01)

(1)	Amount rounds to less than $0.01 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the nine months ended September 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Unrealized appreciation	$1.72	$0.42	$2.14	$0.68
Unrealized depreciation	(2.36)	(0.24)	(3.64)	(0.25)

Net change in unrealized appreciation (depreciation) on investments	$(0.64)	$0.18	$(1.50)	$0.43

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018, for the three months ended September 30, 2017 and for the period from January 11, 2017 (commencement of operations) to September 30, 2017 consisted of the following:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the period from January 11, 2017 (commencement of operations) to September 30, 2017
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.43	$–	$0.43	$–
Bullhorn, Inc.	0.06	–	0.04	–
Businessolver.com, Inc.	(0.07)	–	(0.08)	–
Chase Industries, Inc.	(0.02)	–	(0.03)	–
Collaborative Imaging Holdco, LLC – Class B	0.17		0.17	–
Collaborative Imaging, LLC	0.06	–	(0.08)	–
Continuum Managed Services LLC	0.03	–	0.04	–
Continuum Managed Services LLC – Class A	0.02	–	0.08	–
Continuum Managed Services LLC –Class B	0.14	–	0.34	–
Country Fresh Holdings, LLC	(0.24)	–	(0.49)	–
Datto, Inc.	(0.05)	–	–	–
Diligent Corporation	0.03	–	0.03	–
DuBois Chemicals, Inc.	–	(0.01)	–	0.22
Fenergo Finance 3 Limited	(0.04)	–	(0.04)	–
Hygiena Borrower LLC	(0.01)	–	(0.06)	–
Institutional Shareholder Services Inc.	(0.04)	–	0.02	–
Intelligent Document Solutions, Inc.	(0.05)	–	(0.25)	–
Intelligent Medical Objects, Inc.	0.03	–	0.05	–
Lithium Technologies, Inc.	0.17	–	0.18	–
Market Track, LLC	(0.01)	–	(0.24)	–
MedPlast Holdings, Inc.	0.26	–	0.26	–
National Spine and Pain Centers, LLC	(0.13)	–	(0.11)	–
Oasis Outsourcing Holdings, Inc.	(0.01)	–	0.04	–
Odyssey Logistics & Technology Corporation	0.02	–	(0.22)	–
PPC Industries Inc.	–	(0.02)	–	0.06
SF Home Décor, LLC	(0.29)	–	(0.09)	–
Smarsh, Inc.	0.05	–	0.11	–
SPay, Inc.	(0.10)	–	(0.10)	–
Spectrum Plastics Group, Inc.	(0.11)	–	(0.12)	–
Xactly Corporation	0.21	–	0.16	–
Xcellence, Inc.	(0.01)	–	0.04	–
Yasso, Inc.	(0.16)	(0.08)	(0.32)	(0.09)
Zep Inc.	(0.86)	0.38	(1.27)	0.38
Other, net	(0.12)	(0.09)	0.01	(0.14)

Total	$(0.64)	$0.18	$(1.50)	$0.43

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 355% and 839%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

As of September 30, 2018, we had cash of approximately $11.05 million. In addition, as of September 30, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of less than $0.00 million. Cash used by operating activities for the nine months ended September 30, 2018 was approximately $432.60 million, primarily driven by net purchases of investments of $474.02 million, net purchase of investments in the affiliated money market fund of less than $0.00 million and an increase in net assets resulting from operations of $38.36 million and proceeds from other operating activities of $3.06 million. Cash provided by financing activities for the nine months ended September 30, 2018 was approximately $440.11 million, primarily driven by proceeds from the issuance of common stock of $258.30 million and net borrowings on debt of $214.42 million, partially offset by distributions paid of $31.29 million and other financing activities of $1.32 million.

As of September 30, 2017, we had cash of approximately $34.65 million. In addition, as of September 30, 2017, we had an investment in a money market fund managed by an affiliate of Group Inc. of $28.39 million. Cash used by operating activities for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was approximately $349.47 million, primarily driven by net purchases of investments of $325.99 million, net purchase of investments in the affiliated money market fund of $28.39 million and increase in net assets resulting from operations of $3.01 million, partially offset by proceeds from other operating activities of $1.90 million. Cash provided by financing activities for the period from January 11, 2017 (commencement of operations) to September 30, 2017 was approximately $384.12 million, primarily driven by proceeds from the issuance of common stock of $374.09 million and net borrowings on debt of $17.00 million, partially offset by distributions paid of $2.21 million and other financing activities of $4.76 million.

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

As of September 30, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.04	$310.87	70%	$1,035.20	$569.33	45%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the nine months ended September 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
Total capital drawdowns	13,402,214	$258.30

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the period from January 11, 2017 (commencement of operations) to September 30, 2017:

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

The following table shows our contractual obligations as of September 30, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$276.42	$–	$276.42	$–	$–

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

On April 6, 2018, we exercised our right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $400.00 million on a committed basis.

On August 20, 2018, we exercised our right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $500.00 million on a committed basis.

On September 17, 2018, we entered into the first amendment to the SunTrust Revolving Credit Facility pursuant to which the maximum size of the SunTrust Revolving Credit Facility under the accordion feature was increased from $500.00 million to $800.00 million. Also, on September 17, 2018, we exercised our right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $600.00 million on a committed basis.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as defined in the SunTrust Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears or as defined in the SunTrust Revolving Credit Facility. We pay a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 30, 2018, total commitments under the SunTrust Revolving Credit Facility were $600.00 million. The accordion feature of the SunTrust Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800.00 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$92.01	$23.09
First Lien/Last-Out Unitranche	7.88	–
Second Lien/Senior Secured Debt	18.90	5.40

Total	$118.79	$28.49

As of September 30, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.04	$310.87	70%

RECENT DEVELOPMENTS

On October 31, 2018, our Board of Directors declared a distribution of $0.43 per share payable on January 23, 2019 to stockholders of record as of December 14, 2018.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2018 and December 31, 2017, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. To qualify and maintain our status as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of September 30, 2018 and December 31, 2017, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	26.65	(9.00)	17.65
Up 200 basis points	17.77	(6.00)	11.77
Up 100 basis points	8.88	(3.00)	5.88
Up 75 basis points	6.66	(2.25)	4.41
Up 50 basis points	4.44	(1.50)	2.94
Up 25 basis points	2.22	(0.75)	1.47
Down 25 basis points	(2.22)	0.75	(1.47)
Down 50 basis points	(4.44)	1.50	(2.94)
Down 75 basis points	(6.66)	2.25	(4.41)
Down 100 basis points	(8.88)	3.00	(5.88)
Down 200 basis points	(12.05)	6.00	(6.05)
Down 300 basis points	(12.34)	6.78	(5.56)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current stockholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 200% immediately after such borrowing or issuance (except in connection with certain trading practices or investments) or 150% if certain requirements are met, as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our stockholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of the BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. As a result, BDCs may be able to incur additional leverage in the future, and the risks associated with an investment in BDCs may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended September 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
September 27, 2018	8,011,747	$154.82
Total capital drawdowns	8,011,747	$154.82

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

10.1

Joinder Agreement, dated as of August 20, 2018, by Bank of Montreal, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.2

Joinder Agreement, dated as of August 20, 2018, by ING Capital LLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.3

First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2018, among the Company, as borrower, the lenders party thereto, and SunTrust Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.4

Joinder Agreement, dated as of September 17, 2018, by Barclays Bank PLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.5

Joinder Agreement, dated as of September 17, 2018, by CIBC Bank USA , as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: November 2, 2018	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 2, 2018	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)