Form 10-K
period 2018-12-31
Goldman Sachs Middle Market Lending Corp.
filed 2019-03-01
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55746

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

Common Stock

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report. Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2018, there was no established public market for the registrant’s common stock outstanding. The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 1, 2019 was 43,004,880.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

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

ITEM 1.    BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ending December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2018, we have originated $1.36 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

We invest primarily in U.S. middle-market companies, which we believe are underserved by traditional providers of capital such as banks and the public debt markets. In describing our business, we generally use the term “middle-market companies” to refer to companies with earnings before interest, taxes, depreciation and amortization (“EBITDA”) excluding certain one-time and non-recurring items that are outside the operations of these companies of between $5 million and $125 million annually. However, we may from time to time invest in larger or smaller companies. We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate income from various loan origination and other fees, dividends on direct equity investments and capital gains on the sales of investments. Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to us, unless, to the extent required by applicable law or exemptive relief therefrom, we only receive our allocable portion of such fees when invested in the same portfolio company as other Accounts. The companies in which we invest use our capital for a variety of purposes, including to support organic growth, fund acquisitions, make capital investments or refinance indebtedness.

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

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

Investment Portfolio

As of December 31, 2018, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc. of $0.00 million) consisted of the following:

	December 31, 2018
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$646.33	$644.91	58.2%
First Lien/Last-Out Unitranche	90.48	90.58	8.2
Second Lien/Senior Secured Debt	359.04	353.77	32.0
Preferred Stock	7.20	8.10	0.7
Common Stock	10.00	9.83	0.9

Total Investments	$1,113.05	$1,107.19	100.0%

As of December 31, 2018, our portfolio consisted of 113 investments in 55 portfolio companies across 27 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2018, were Internet Software & Services, IT Services, and Health Care Providers & Services, which represented 10.4%, 8.8% and 8.6%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2018 was 97.4% invested in portfolio companies organized in the United States and 2.6% in portfolio companies organized in Ireland.

As of December 31, 2018, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.9%	10.0%
First Lien/Last-Out Unitranche(2)(3)	11.0	10.9
Second Lien/Senior Secured Debt(2)	11.2	11.5
Preferred Stock(4)	–	–
Common Stock(4)	–	–
Total Portfolio	10.3%	10.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018:

December 31, 2018
Number of portfolio companies	55
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	–%
Weighted average leverage (net debt/EBITDA)(3)	5.7x
Weighted average interest coverage(3)	2.1x
Median EBITDA(3)	$45. 11 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 32.5% of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

As of December 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
	($ in millions)	($ in millions)
Common stock	$1,035.04	$207.08	80%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

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

Term

If we have not consummated an Exit Event (as defined below) by the sixth anniversary of the Final Closing Date (the “Wind-down Determination Date”), our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

“Exit Event” means (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of the assets of the Company.

Repurchase Offers

Our Board of Directors expects to consider, in its discretion, offers to repurchase shares of our common stock in an amount of up to 5% of our outstanding shares of common stock (with the exact amount to be set by our Board of Directors) at the end of each quarter following the expiration of the Investment Period and with such offers ending prior to the time of an Exit Event. If we were to engage in a share repurchase offer, our stockholders would be able to tender their shares at a price per share that reflects our NAV per share as of a recent date. Such offers to repurchase shares of our common stock will be subject to, and conducted in accordance with, the applicable requirements of the Exchange Act and the Investment Company Act. To the extent any such repurchase may lead to adverse tax, the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or other regulatory consequences for us or our stockholders, our Board of Directors may determine not to proceed with any such share repurchases.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.3 trillion of assets under supervision as of December 31, 2018.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 23 investment professionals, as of December 31, 2018, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The GSAM Private Credit Group is dedicated primarily to private corporate credit investment opportunities in North America and utilizes a bottom-up, fundamental research approach to lending. The senior members of the GSAM Private Credit Group have been working together since 2006 and have an average of over 15 years of experience in leveraged finance and private transactions.

All investment decisions are made by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”), which currently consists of five voting members: Brendan McGovern, Jon Yoder, David Yu, Jordan Walter, and Michael Mastropaolo, as well as three non-voting members with operational and/or legal expertise. The Investment Committee is responsible for approving all of our investments. The Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The voting members of the Investment Committee collectively have over 50 years of experience in middle-market investment and activities related to middle-market investing. The membership of the Investment Committee may change from time to time.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC and GS PMMC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC and GS PMMC and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We are prohibited by the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our independent directors (“Independent Directors”) and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

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

Personnel of our Investment Adviser involved in decision-making for Accounts may make allocation related decisions for us and other Accounts by reference to one or more factors, including: the Account’s portfolio and its investment horizons, objectives, guidelines and restrictions (including legal and regulatory restrictions); strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the expected future capacity of the applicable Accounts; limits on our Investment Adviser’s brokerage discretion; cash and liquidity considerations; and the availability of other appropriate investment opportunities. Suitability considerations, reputational matters and other considerations may also be considered. The application of these considerations may cause differences in the performance of different Accounts that have similar strategies. In addition, in some cases our Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of our Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us) irrespective of our Investment Adviser’s policies regarding allocation of investments. With respect to GS BDC, our Investment Adviser may also make allocation-related decisions by reference to the JV, consistent with the nature of the relationship between GS BDC and the JV, even though there is no formal investment advisory relationship between our Investment Adviser and the JV. Additional information about our Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-based Fees and Side-by-Side Management—Side-by-Side Management of Advisory Accounts; Allocation of Opportunities”) of our Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, all or certain investors in us, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of GS & Co., or by third-parties. If we invest in any such opportunities, GS & Co. or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee or Incentive Fee payable to the Investment Adviser).

In connection with certain of our investments, following our Investment Adviser’s determination that the appropriate portion of an applicable investment opportunity has been offered to us and other Accounts in accordance with the Investment Adviser’s allocation policy and applicable legal requirements, including the Investment Company Act and, if applicable, the terms of the SEC exemptive order on co-investments disclosed herein (collectively, “Applicable Law”), we and/or our Investment Adviser may have the opportunity to offer all or a portion of the excess amounts of such investment opportunity to other persons or entities. These opportunities include, for example, where our Investment Adviser has determined that while it is in our best interests to acquire the full amount of an investment available to it if the alternative is to not make the investment at all, it is further in our best interests, due to diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations, for us to hold less economic exposure to the investment than such full amount. Subject to Applicable Law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to Applicable Law, our Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors our Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether our Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether our Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with Applicable Law, include one or more investors in us, one or more investors in other funds managed by the GSAM Credit Alternatives Team, clients or potential clients of Goldman Sachs, or funds or accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as our Investment Adviser determines in its sole discretion, subject to Applicable Law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product.[1] This makes the U.S. middle market equivalent to the world’s third largest global economy on a stand-alone basis. Collectively, the U.S. middle market generates more than $6 trillion in annual revenue. The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

•

There have been secular changes in ownership structures of middle-market companies. The GSAM Private Credit Group has observed a transformation in the ownership structures of private and public companies. The number of U.S. private-equity companies is at its highest level since 2000. Conversely, the number of listed U.S. domestic companies has dramatically declined over the same time period, yet the average market capitalization of listed U.S. companies has grown. The GSAM Private Credit Group believes that this has resulted in a shift in the ownership of middle-market companies and thus creating a larger market opportunity for us to provide debt capital to the companies that we expect to target.

•

There is a large amount of un-invested private equity capital for middle-market companies. There is a large amount of un-invested private equity capital for North America buyout funds. The GSAM Private Credit Group believes this creates additional capacity for us as the GSAM Private Credit Group expects private equity firms will seek to leverage their investments by combining equity capital with debt capital.

•

Changes in business strategy by banks have further reduced the supply of capital to middle-market companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on middle-market lending. Money center banks traditionally focus on lending and providing other services to large corporate clients to whom they can deploy larger amounts of capital more efficiently. The GSAM Private Credit Group believes that this has resulted in fewer bank lenders to U.S. middle-market companies and reduced the availability of debt capital to the companies that we expect to target.

•

The capital markets have been unable to fill the void in middle-market finance left by banks. While underwritten bond and syndicated loan markets have been robust in recent years, middle-market companies are rarely able to access these markets as participants are generally highly focused on the liquidity characteristics of the bond or loan being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds and broadly syndicated loans. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions. Accordingly, the existence of an active secondary market for their investments is an important consideration in the initial investment decision. Because there is typically no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide capital to U.S. middle-market companies. The GSAM Private Credit Group believes that this is likely to be a persistent problem for the capital markets and creates an advantage for investors like us who have a more stable capital base and can therefore invest in illiquid assets.

•

It is difficult for new lending platforms to enter the middle market and fill the capital void because it is very fragmented. While the middle market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and wide-spread recognition required to become source of capital to the middle market is a time consuming, highly resource-intensive endeavor. As a result, the GSAM Private Credit Group believes that it is difficult for new lending platforms to successfully enter the middle market, thereby providing insulation from rapid shifts in the supply of capital to the middle market that might otherwise disrupt pricing of capital.

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with over 730 investment professionals and approximately $1.3 trillion in assets under supervision as of December 31, 2018. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

[1]

Estimate for 2017 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

•

Origination of Investment Opportunities: Goldman Sachs has a preeminent network of relationships and the ability to provide valued intellectual, as well as financial, capital to middle-market borrowers which the GSAM Private Credit Group believes significantly enhances its origination capability. The GSAM Private Credit Group believes that many borrowers prefer to do business with Goldman Sachs and its advised funds because of its ability to offer further services to middle-market companies as they grow in their life cycle, including financial advice, acquisition opportunities and capital markets expertise. The GSAM Private Credit Group is also able to leverage the Goldman Sachs platform to provide borrowers with access to Goldman Sachs’ broad client network, which can be utilized to find new customers and partners as they seek to grow and execute their strategic plans.

•

Evaluation of Investment Opportunities: The GSAM Private Credit Group is comprised of seasoned professionals with significant private credit investing experience. The team draws on a diverse array of skill sets, spanning fundamental credit and portfolio management, as well as legal and transactional structuring expertise. The GSAM Private Credit Group is trained in, and utilizes, proprietary investment practices and procedures developed over many decades by Goldman Sachs, including those related to performing due diligence on prospective portfolio investments and reviewing the backgrounds of potential partners. Further, Goldman Sachs is an active participant in a wide array of industries, both in service to clients operating in many different industries and acting as a principal or customer in such industries. Accordingly, Goldman Sachs houses a tremendous amount of industry knowledge and experience. Subject to internal information barriers and related limitations, the GSAM Private Credit Group is able to draw upon these industry insights and expertise as it evaluates investment opportunities.

•

Risk Monitoring of Investments: The GSAM Private Credit Group has significant processes and procedures in place, including proprietary information technology systems, to monitor and evaluate the performance of its investments at the asset level. In addition, the GSAM Private Credit Group benefits from Goldman Sachs’ extensive risk management capabilities, which have been developed and honed over many investment cycles. The GSAM Private Credit Group’s portfolio is regularly reviewed and stressed under various scenarios by senior risk management personnel within Goldman Sachs. These scenarios are drawn from the expertise developed by Goldman Sachs for its own balance sheet. This risk monitoring is designed to minimize the risk of capital loss and maintain an investment portfolio that is expected to perform in a broad range of economic conditions.

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

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

As of December 31, 2018, our portfolio (which term does not include our investment in a money market fund managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 98.4% secured debt investments (66.4% in first lien debt (including 8.2% in first lien/last-out unitranche loans) and 32.0% in second lien debt), 0.7% in preferred stock and 0.9% in common stock. We expect that our portfolio will continue to include secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

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

Investment Committee

All investment decisions are made by the Investment Committee which consists of five voting members, Brendan McGovern, Jon Yoder, David Yu, Jordan Walter, and Michael Mastropaolo, as well as three non-voting members with operational or legal expertise. Our Investment Committee is responsible for approving all of our investments. Our Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on our Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

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

For the year ended December 31, 2018, Management Fees amounted to $9.15 million. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, Management Fees amounted to $3.49 million. The Investment Adviser has voluntarily agreed to permanently waive $0.20 million of the Management Fees for the period from January 11, 2017 (commencement of operations) to December 31, 2017. As of December 31, 2018, net Management Fees payable amounted to $2.90 million.

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

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on income of $3.51 million and $0 million, respectively. As of December 31, 2018, $3.51 million remained payable.

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

For the year ended December 31, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(0.08) million, for which none were realized. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $0.08 million, for which none were realized.

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

Limitation of Liability of the Investment Adviser

The Investment Management Agreement provides that our Investment Adviser shall not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from our Investment Adviser’s willful misfeasance, bad faith or gross negligence in the performance of its duties or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us will be deemed, when acting within the scope of such employment, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

For the year ended December 31, 2018, we paid our Investment Adviser a total of $7.80 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $7.80 million in Management Fees and $0.00 million in Incentive Fees. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we paid our Investment Adviser a total of $1.74 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $1.74 million in Management Fees and $0.00 million in Incentive Fees.

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

Transfer Agent

Goldman Sachs & Co. LLC serves as our transfer agent, registrar and disbursing agent.

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

Any issuance of preferred stock must comply with the requirements of the Investment Company Act. Additionally, the Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets (66 2/3% if certain requirements are met) after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

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

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares of stock senior to our common stock if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 200% immediately after each such issuance (or 150% if certain requirements are met). The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. As a result, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also adopted our Investment Adviser’s Code of Ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may be obtained by electronic request to publicinfo@sec.gov.

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

Stockholders may obtain information about proxy voting in the Company’s annual proxy statement (the “Proxy”) filed on Schedule 14A with the SEC. Proxies are available upon request to the Company or by visiting the SEC’s website at www.sec.gov. Requests to the Company should be addressed to:

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or are under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC. On January 4, 2017, the SEC granted GS BDC, GS PMMC and us, as well as certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives investment team, in the future, exemptive relief to make negotiated co-investments, subject to certain terms and conditions in the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Compliance with the JOBS Act

We are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”) until the earliest of:

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt;

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure— Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.” In addition, Section 13(a) of the Exchange

Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We are subject to all of the business risks and uncertainties associated with any newer business, including the risk that we will not achieve our investment objective and that the value of a stockholder’s investment could decline substantially or could become worthless. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable Investments in middle-market companies.

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived credit worthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than would currently be available. If we are unable to raise or refinance debt, then investors in our common stock may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our Portfolio Companies.

Given the periods of extreme volatility and dislocation in the capital markets from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and may in the future have, a negative effect on asset valuation of our investments and on the potential for liquidity events involving these investments. While most of our Investments will not be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our Investments are sold in a principal market to market participants (even if we plan on holding an Investment through its maturity). As a result, volatility in the capital markets can adversely affect our Investment valuations. Further, the illiquidity of our Investments may make it difficult for us to sell such Investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our Investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

Global economic, political and market conditions may adversely affect our business, financial condition and results of operations, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, have contributed and may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In August 2011 and then affirmed in August 2013, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+”. Additionally, in January of 2012, Standard & Poor’s Rating Services lowered its long-term sovereign credit rating for several large European countries. These ratings negatively impacted global markets and economic conditions. Although U.S. lawmakers have taken steps to avoid further downgrades, U.S. budget deficit concerns and similar conditions in Europe, China and elsewhere have increased the possibility of additional credit-rating downgrades and worsening global economic and market conditions. There can be no assurance that current or future governmental measures to mitigate these conditions will be effective. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, the Federal Reserve has raised its federal funds target rate five times since December 2016. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may further increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to maintain our qualification for tax treatment as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017, we cannot assure you that we will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the annual distribution, source-of-income and asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year. Because we use debt financing, we are subject to an asset coverage ratio requirement under the Investment Company Act, and we are subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to maintain our RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities.

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain Investments quickly in order to prevent the loss of our RIC status. Because most of our Investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain our RIC status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We are dependent upon management personnel of our Investment Adviser for our success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently employs, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our Investments. Our success depends to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our Investment Adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted GSAM, GS BDC, GS PMMC and the Company the Exemptive Relief, which permits us to co-invest with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

There could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds managed by our Investment Adviser that are able to rely on the order. In the absence of an SEC order, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other business development companies (including GS BDC and GS PMMC)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other BDCs (including GS BDC and GS PMMC)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. To maintain our status as a RIC, among other requirements, we are required to timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new Investments. During the Investment Period, we may issue stock to investors, but our ability to sell additional securities may be adversely affected by a number of factors including our performance prior to such date or general market conditions. While we are permitted to reinvest proceeds realized from the sale or repayment of Investments during the Investment Period, subject to the requirements of Subchapter M of the Code and the terms of any indebtedness or preferred stock, after the expiration of the Investment Period, we will not be permitted to do so, subject to certain exceptions. Accordingly, after the Investment Period, we expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholder (1)	(15.27)%	(8.37)%	(1.47)%	5.43%	12.33%

(1)

Assumes (i) $1,131.95 million in total assets including debt issuance costs as of December 31, 2018, (ii) $286.19 million in outstanding indebtedness as of December 31, 2018, (iii) $820.15 million in net assets as of December 31, 2018 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.20%.

Based on our outstanding indebtedness of $286.19 million as of December 31, 2018 and an annualized average interest rate on our indebtedness as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.20%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.09% to cover annual interest payments on the outstanding debt.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC and GS PMMC, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us, GS BDC, GS PMMC or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

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

The Incentive Fee payable by us to our Investment Adviser also may create an incentive for our Investment Adviser to invest on our behalf in instruments that have a deferred interest feature. Under these Investments, we accrue the interest over the life of the Investment but do not receive the cash income from the Investment until the end of the term. Our net investment income used to calculate the income portion of our Incentive Fee, however, includes accrued interest. Thus, a portion of this Incentive Fee is based on income that we have not yet received in cash. This risk could be increased because our Investment Adviser is not obligated to reimburse us for any Incentive Fees received even if we subsequently incur losses or never receive in cash the accrued income (including accrued income with respect to original issue discount (“OID”), payment-in-kind (“PIK”) interest and zero coupon securities). Furthermore, in the event of a listing, our Investment Adviser will be able to earn a higher Incentive Fee.

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

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to incur in the future, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to the Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being a public company.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Group Inc., including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Goldman Sachs purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of its customers, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in Portfolio Companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

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

In addition, subject to applicable law, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs may hold securities, loans or other instruments of a Portfolio Company in a different class or a different part of the capital structure than securities, loans or other instruments of such Portfolio Company held by us. As a result, Goldman Sachs or another investment account or vehicle may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a Portfolio Company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such Portfolio Company or issuer for reputational, legal, regulatory or other reasons.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

On December 22, 2017, President Trump signed H.R. 1 (the “Tax Cuts and Jobs Act”) into law. The Tax Cuts and Jobs Act makes significant changes to the United States income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from willful misfeasance, bad faith or gross negligence on the Investment Adviser’s part in the performance of its duties or from reckless disregard by the Investment Adviser of its obligations and duties under the Investment Management Agreement. Any person, even though also employed by the Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as the Investment Adviser’s employee or agent. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of stockholders’ investments declines and our Investment Adviser’s Incentive Fee may create incentives for it to make certain kinds of investments.”

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC and GS PMMC), each of whose investment adviser is GSAM, in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the Exemptive Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Additionally, except in certain circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC and GS PMMC. In particular, we may be unable to make a follow-on investment in a portfolio company if the existing investment was not made pursuant to the SEC exemptive order we received on January 4, 2017.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt Investments we make, default rates on such Investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. or the full fiscal year

We are exposed to risks associated with changes in interest rates.

Our debt Investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our Investments, the value of our common stock and our rate of return on invested capital. We expect that most of our floating rate Investments will be linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Our business is directly influenced by the economic cycle, and could be negatively impacted by a downturn in economic activity in the U.S. as well as globally. Fiscal and monetary actions taken by U.S. and non-U.S. government and regulatory authorities could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, along with the general policies of the current Presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, rising interest rates and/or a return to unfavorable economic conditions could adversely affect our business.

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

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC staff no-action letter with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, the CFTC staff no action letter (the “BDC CFTC No-Action Letter”) imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of the BDC CFTC No-Action Letter.

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

Our Investment Adviser may in the future recommend to the Board of Directors that we merge with or sell all or substantially all of our assets to one or more funds including a fund that could be managed by our Investment Adviser (including another BDC). We do not expect that our Investment Adviser would recommend any such merger or asset sale unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of us and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Investment Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Investment Adviser by us and by the entity resulting from such a merger or asset sale or efficiencies or other benefits to our Investment Adviser as a result of managing a single, larger fund instead of two separate funds.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In 2015, the SEC proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets.

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

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom and European Union announced in March 2018 an agreement in principle to transitional provisions under which European Union law would remain in force in the United Kingdom until the end of December 2020, but this remains subject to the successful conclusion of an agreement between the United Kingdom and the European Union. In the absence of such an agreement there would be no transitional provisions, the United Kingdom would exit the European Union at the end of the two year period on March 29, 2019, and the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our Portfolio Companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our Portfolio Companies located in the United Kingdom or Europe.

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

We will invest primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as select equity Investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

The majority of our Investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser will also prepare Portfolio Company valuations using sources and/or proprietary models, depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of Investments perform poorly or if we need to write down the value of any one Investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2018, Software, together with Internet Software & Services, represented 18.9% of our portfolio at fair value. Our investments in Software and Internet Software & Services are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

We will generally not be in a position to exercise control over our Portfolio Companies or to prevent decisions by management of our Portfolio Companies that could decrease the value of our investments.

We will not generally hold controlling equity positions in our Portfolio Companies. While we are obligated as a BDC to offer to make managerial assistance available to our Portfolio Companies, there can be no assurance that management personnel of our Portfolio Companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a Portfolio Company, we are subject to the risk that such Portfolio Company may make business decisions with which we disagree, and the stockholders and management of such Portfolio Company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity Investments that we typically hold in our Portfolio Companies, we may not be able to dispose of our Investments in the event we disagree with the actions of a Portfolio Company, and may therefore suffer a decrease in the value of our Investments.

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

We will have the discretion to make any follow-on Investments, subject to the availability of capital resources and the limitations set forth in “Item 1. Business.” The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a Portfolio Company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, compliance with covenants contained in our credit facilities or compliance with the requirements for maintenance of our RIC status.

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

Although most of our investments are denominated in U.S. dollars, any Investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

To the extent permissible under risk retention rulesadopted pursuant to Section 941 of the Dodd-Frank Act and applicable provisions of the Investment Company Act, to finance investments, we may securitize certain of our Investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these Investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying asset” for purposes of the Investment Company Act.

If we create a CLO, we will depend on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests (based on interest coverage or other financial ratios or other criteria) may restrict our ability, as holder of a CLO’s equity interests, to receive cash flow from these Investments. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our status as a RIC, which would have a material adverse effect on our financial performance.

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

Risks Relating to Our Common Stock

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

We may in the future determine to issue preferred stock, which could adversely affect the value of our common stock.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock each constitutes a “senior security” for purposes of our 200%asset coverage test.

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

The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (ii) how we are treated in such jurisdiction, and (iii) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (our not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to maintain our status as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

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

We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being held by at least 500 persons at all times during a taxable year. However, we cannot assure a stockholder that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions of a U.S. stockholder that is an individual, trust or estate are disallowed under the Tax Cuts and Jobs Act for tax years beginning before January 1, 2026, and thereafter generally are (i) deductible by such stockholders only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, (ii) are not deductible for purposes of the alternative minimum tax and (iii) are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

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

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF OUR COMMON STOCK HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED

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

ITEM 4.    MINE SAFETY DISCLOSURES.

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

As of March 1, 2019, there were approximately 4,829 stockholders of record of our common stock.

Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

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

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) (commencing with the quarter ended December 31, 2017), and (iii) distribute substantially all of its investment company taxable income and net capital gain for each taxable year in order maintain our status as a RIC under Subchapter M of the Code for any such taxable year.

Depending upon the level of taxable income and net capital gain earned in a year, we may choose to retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Distributions to stockholders will be appropriately adjusted for any taxes payable by us or any direct or indirect subsidiary through which we invest (including any corporate, state, local, non-U.S. and withholding taxes).

No distribution shall be made to a stockholder to the extent not permitted under applicable law.

The following tables summarize the distributions declared on our common stock during the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43
October 31, 2018	December 14, 2018	January 23, 2019	$0.43

Date Declared	Record Date	Payment Date	Amount Per Share
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43
November 1, 2017	December 15, 2017	January 23, 2018	$0.43

During the year ended December 31, 2018, the Company designated 97.12% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code. Pursuant to Section 852 of the Internal Revenue Code, the Company designated $526,538 or, if different, the maximum amount allowable, as capital gain dividends paid during the fiscal year ended December 31, 2018.

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

ITEM 6.     SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Consolidated statements of operations data (in thousands):
Total investment income	$84,234	$19,845
Net expenses	28,311	10,331

Net investment income (loss) before taxes	55,923	9,514
Income tax expense, including excise tax	4	–

Net investment income (loss) after taxes	55,919	9,514
Net realized and unrealized gain (loss)	(4,281)	515
(Provision) benefit for taxes on realized gain/loss on investments	(372)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(387)	–

Net increase in members’ capital resulting from operations	50,879	10,029

Per share data
Net Asset Value	$19.07	$18.89
Net investment income (loss) (basic and diluted)	$1.87	$0.89
Earnings (loss) (basic and diluted)	$1.70	$0.93
Distributions declared	$1.72	$1.29

	As of December 31, 2018	As of December 31, 2017
Consolidated statement of financial condition (at period end) (in thousands):
Total assets	$1,131,948	$532,129
Total investments, at fair value	1,107,185	522,046
Total liabilities	311,794	74,001
Total debt	286,189	62,000
Total net assets	820,154	458,128

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2018, we originated $1.36 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

We will continue to operate as a private BDC reporting company, until the earlier of the following events, each referred to as an “Exit Event”: (i) any listing of our shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of our assets. If we have not consummated an Exit Event by the sixth anniversary of the Final Closing Date, the Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages.”

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 381% and 839%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of December 31, 2018 and December 31, 2017, our portfolio (excluding our investment in a money market fund managed by an affiliate of Group, Inc. of $0.00 million and $0.00 million, respectively) consisted of the following:

	As of
	December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$646.33	$644.91	58.2%	$199.69	$199.47	38.2%
First Lien/Last-Out Unitranche	90.48	90.58	8.2	37.00	37.14	7.1
Second Lien/Senior Secured Debt	359.04	353.77	32.0	282.37	283.37	54.3
Preferred Stock	7.20	8.10	0.7	0.0	0.0	0.0
Common Stock	10.00	9.83	0.9	2.46	2.07	0.4

Total Investments	$1,113.05	$1,107.19	100.0%	$521.52	$522.05	100.0%

As of December 31, 2018 and December 31, 2017, the weighted average yield on our portfolio by asset type (excluding our investment in a money market fund managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.9%	10.0%	10.0%	10.0%
First Lien/Last-Out Unitranche(2)(4)	11.0	10.9	10.4	10.2
Second Lien/Senior Secured Debt(2)	11.2	11.5	10.1	10.0
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	10.3%	10.4%	10.0%	10.0%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of December 31, 2018, the total portfolio weighted average yield measured at amortized cost and fair value was 10.3% and 10.4%, respectively, which increased from 10.0% and 10.0%, respectively, as of December 31, 2017. Within Second Lien/Senior Secured Debt, the increase in weighted average yield at amortized cost and fair value was primarily driven by the increase in LIBOR on our variable rate secured debt investments and repayments of lower yielding investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018	December 31, 2017
Number of portfolio companies	55	29
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.8x
Weighted average interest coverage(3)	2.1x	2.3x
Median EBITDA(3)	$45.11 million	$49.89 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2018 and December 31, 2017, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 32.5% and 28.7%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

•

investments with a grade of 3 indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

investments with a grade of 4 indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	1,097.23	99.1	522.05	100.0
Grade 3	9.96	0.9	–	–
Grade 4	–	–	–	–

Total Investments	$1,107.19	100.0%	$522.05	100.0%

The increase in investments with a grade 2 investment performance rating as of December 31, 2018 compared to December 31, 2017 was primarily driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of December 31, 2018 compared to December 31, 2017 was driven by investments with a fair value of $9.96 million being downgraded to grade 3 due to declining financial performance.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund managed by an affiliate of Group Inc.) as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018		December 31, 2017
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,113.05	100.0%	$521.52	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,113.05	100.0%	$521.52	100.0%

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

The following table shows our investment activity for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 by investment type:

	For the Year Ended December 31, 2018		For the Period From January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
New investment commitments at cost:
Gross originations	$798.19		$566.35
Less: Syndications(1)	–		–

Net amount of new investments committed at cost:	$798.19		$566.35
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$569.43		$239.33
First Lien/Last-Out Unitranche	82.62		37.01
Second Lien/Senior Secured Debt	130.90		287.55
Preferred Stock	7.20		–
Common Stock	8.04		2.46

Total	$798.19		$566.35

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$21.68		$16.82
First Lien/Last-Out Unitranche	22.15		0.08
Second Lien/Senior Secured Debt	42.89		–
Preferred Stock	–		–
Common Stock	1.79		–

Total	$88.51		$16.90

Net increase (decrease) in portfolio	$709.68		$549.45

Number of new portfolio companies with new investment commitments(3)	30		29
Total new investment commitment amount in new portfolio companies(3)	$647.50		$566.35
Average new investment commitment amount in new portfolio companies(3)	$21.58		$19.53
Number of existing portfolio companies with new investment commitments(3)	13		–
Total new investment commitment amount in existing portfolio companies(3)	$150.69		$–
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.2		6.0
Percentage of new debt investment commitments at floating interest rates(3)(14)	99.9%		100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(14)	0.1%		0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)	9.8%	(5)	10.0%	(9)
Weighted average yield on new investment commitments(2)(3)	9.6%	(6)	9.9%	(10)
Weighted average yield on debt and income producing investments sold or paid down(13)	9.8%	(7)	10.6%	(11)
Weighted average yield on investments sold or paid down(13)	9.6%	(8)	10.6%	(12)

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
(5)

Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are non-accrual. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

(6)

Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

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

RESULTS OF OPERATIONS

Our operating results for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were as follows:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
Total investment income	$84.23	$19.85

Total expenses	(28.31)	(10.53)
Management fee waiver	–	0.20

Net expenses	(28.31)	(10.33)

Net investment income (loss) before taxes	55.92	9.52
Income tax expense, including excise tax	–	–
Net investment income (loss) after taxes	55.92	9.52
Net realized gain (loss) on investments	1.27	(0.01)
Net realized gain (loss) on foreign currency transactions	(0.26)	–
Net unrealized appreciation (depreciation) on investments	(6.39)	0.52
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.10	–
(Provision) benefit for taxes, realized and unrealized gain	(0.76)	–

Net increase in net assets resulting from operations	$50.88	$10.03

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

Investment Income

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
Interest	$82.59	$19.58
Dividend income	0.19	0.06
Other income	1.45	0.21

Total investment income	$84.23	$19.85

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $19.58 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $82.59 million for the year ended December 31, 2018, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio during our first full year of operations, and an increase in non-recurring prepayment premiums. The amortized cost of the portfolio increased from $521.52 million as of December 31, 2017 to $1,113.05 million as of December 31, 2018. Included in interest for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is $0.60 million and $0.00 million, respectively, in prepayment premiums and $1.09 million and $0.03 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income increased from $0.06 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $0.19 million for the year ended December 31, 2018, which resulted primarily from an increase in the size of our portfolio during our first full year of operations.

Other income increased from $0.21 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $1.45 million for the year ended December 31, 2018, which resulted primarily from an increase in the size of our portfolio during our first full year of operations.

Expenses

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
Interest and other debt expenses	$10.86	$2.17
Management fees	9.15	3.49
Incentive fees	3.43	0.08
Offering costs	0.04	1.38
Professional fees	1.70	1.01
Administration, custodian and transfer agent fees	1.50	0.67
Directors’ fees	0.45	0.65
Organization expenses	–	0.45
Other expenses	1.18	0.63

Total expenses	28.31	10.53
Management fees waiver	–	(0.20)

Net expenses	$28.31	$10.33

Interest and other debt expenses

Interest and other debt expense increased from $2.17 million for the period from January 11, 2017 (commencement of operations) to $10.86 million for the year ended December 31, 2018. This was primarily due to an increase in the average aggregate daily borrowings from $21.23 million to $213.76 million, which was driven by an increase in the size of our portfolio.

Management Fees and Incentive Fees

Management Fees increased from $3.49 million for the period from January 11, 2017 (commencement of operations) to $9.15 million for the year ended December 31, 2018 as a result of an increase in the size of our portfolio, which led to an increase in net assets, excluding cash and investments in a money market fund managed by an affiliate of Group Inc. The accrual for Incentive Fees based on income increased from $0.00 million for the period from January 11, 2017 (commencement of operations) to $3.51 million for the year ended December 31, 2018, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio. The accrual for Incentive Fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) decreased from $0.08 million for the period from January 11, 2017 (commencement of operations) to $(0.08) million for the year ended December 31, 2018, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Offering costs

Offering costs decreased from $1.38 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $0.04 million for the year ended December 31, 2018, as all costs were fully amortized as of January 11, 2018.

Professional fees and other general and administrative expenses

Professional fees increased from $1.01 million for the period from January 11, 2017 (commencement of operations) to $1.70 million for the year ended December 31, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Other general and administrative expenses increased from $1.95 million for the period from January 11, 2017 (commencement of operations) to $3.13 million for the year ended December 31, 2018 due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Included within other general and administrative expenses are administration and custodian and transfer agent expenses. Administration and custodian expenses increased from $0.39 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $0.77 million for the year ended December 31, 2018, due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio. Transfer agent expenses increased from $0.28 million for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to $0.73 million for the year ended December 31, 2018, due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on partially exited portfolio companies during the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 consisted of the following:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
myON, LLC	$1.29	$–
Continuum Managed Services LLC	–	(0.01)
Other, net	(0.02)	– (1)

Net realized gain (loss) on investments	$1.27	$(0.01)

(1)	Amount rounds to less than $(0.00) million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the year ended December 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 was as follows:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
	($ in millions)
Unrealized appreciation	$2.72	$1.38
Unrealized depreciation	(9.11)	(0.86)

Net change in unrealized appreciation (depreciation) on investments	$(6.39)	$0.52

The change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 consisted of the following:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Portfolio Company:	($ in millions)
Accuity Delivery Systems, LLC	$0.90	$–
Country Fresh Holdings, LLC	(1.68)	(0.13)
Datto, Inc.	0.49	(0.01)
Fenergo Finance 3 Limited	(0.56)	–
Market Track, LLC	(0.46)	(0.03)
Odyssey Logistics & Technology Corporation	(0.57)	0.38
Yasso, Inc.	(0.45)	(0.42)
Zep Inc.	(2.59)	0.52
Other, net(1)	(1.47)	0.21

Total	$(6.39)	$0.52

(1)

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, Other, net includes gross unrealized appreciation of $1.33 million and $0.49 million, respectively, and gross unrealized depreciation of $(2.80) million and $(0.28) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2018 was primarily driven by the unrealized depreciation in Country Fresh Holdings, LLC and Zep Inc. due to financial underperformance.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2018 and December 31, 2017, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 381% and 839%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2018, we had cash of approximately $15.01 million. Cash used by operating activities for the year ended December 31, 2018 was approximately $529.41 million, primarily driven by net purchases of investments of $586.35 million, an increase in net assets resulting from operations of $50.88 million and proceeds from other operating activities of $6.06 million. Cash provided by financing activities for the year ended December 31, 2018 was approximately $540.88 million, primarily driven by proceeds from the issuance of common stock of $362.09 million and net borrowings on debt of $224.19 million, partially offset by distributions paid of $44.03 million and other financing activities of $1.37 million.

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

As of December 31, 2018 and December 31, 2017, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2018			December 31, 2017
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.04	$207.08	80%	$1,035.20	$569.33	45%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the year ended December 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

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

The following table shows our contractual obligations as of December 31, 2018:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$231.25	$–	$231.25	$–	$–
SunTrust Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

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

On September 17, 2018, we entered into the first amendment to the SunTrust Revolving Credit Facility pursuant to which the maximum size of the SunTrust Revolving Credit Facility under the accordion feature was increased from $500.00 million to $800.00 million. Also on September 17, 2018, we exercised our right under the accordion feature and increased the size of the SunTrust Revolving Credit Facility to $600.00 million on a committed basis.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as provided for in the SunTrust Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears or as defined in the SunTrust Revolving Credit Facility. We pay a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of December 31, 2018, total commitments under the SunTrust Revolving Credit Facility were $600.00 million. The accordion feature of the SunTrust Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800.00 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

As of December 31, 2018, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of December 31, 2018 and December 31, 2017, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$123.31	$23.09
First Lien/Last-Out Unitranche	7.88	–
Second Lien/Senior Secured Debt	16.31	5.40

Total	$147.50	$28.49

As of December 31, 2018, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.04	$207.08	80%

RECENT DEVELOPMENTS

On February 28, 2019, our Board of Directors declared a distribution of $0.43 per share payable on April 30, 2019 to stockholders of record as of March 15, 2019.

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

Investment Transactions and Related Investment Income

We record our investment transactions on a trade date basis, which is the date when we assume the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method. Dividend income on common equity investments is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Interest income and dividend income are presented net of withholding tax, if any. Accretion of discounts and amortization of premiums, which are included in interest income and expense, are recorded over the life of the underlying instrument using the effective interest method.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2018 and December 31, 2017, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

Federal Income Taxes

As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and timely distribute to our stockholders at least 90% of our investment company taxable income for each year. Depending upon the level of taxable income earned in a year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. We generally will be required to pay a U.S. federal excise tax if our distributions during a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years.

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

As of December 31, 2018 and December 31, 2017, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2018 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2018 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	29.20	(7.96)	21.24
Up 200 basis points	19.47	(5.31)	14.16
Up 100 basis points	9.73	(2.65)	7.08
Up 75 basis points	7.30	(1.99)	5.31
Up 50 basis points	4.87	(1.33)	3.54
Up 25 basis points	2.43	(0.66)	1.77
Down 25 basis points	(2.43)	0.66	(1.77)
Down 50 basis points	(4.87)	1.33	(3.54)
Down 75 basis points	(7.30)	1.99	(5.31)
Down 100 basis points	(9.73)	2.65	(7.08)
Down 200 basis points	(16.11)	5.31	(10.80)
Down 300 basis points	(16.51)	6.64	(9.87)

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

ITEM 8. CONSOLIDATED	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	72

Consolidated Statements of Assets and Liabilities as of December 31, 2018 and 2017	73

Consolidated Statements of Operations for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	74

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	75

Consolidated Statements of Cash Flows for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	76

Consolidated Schedule of Investments as of December 31, 2018 and 2017	77

Notes to Consolidated Financial Statements	83

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp.

Opinions on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Middle Market Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2018 and for the period January 11, 2017 (commencement of operations) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, agent banks, transfer agent and brokers; when replies were not received, we performed other auditing procedures. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2019

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 - Goldman Sachs Middle Market Lending Corp.,

Goldman Sachs Private Middle Market Credit LLC,

and Goldman Sachs BDC, Inc.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,076,982 and $521,524, respectively)	$1,069,946	$522,046
Non-controlled affiliated investments (cost of $36,072 and $–, respectively)	37,239	–
Investments in affiliated money market fund (cost of $– and $–(1), respectively)	–	–	(1)
Cash	15,010	3,537
Unrealized appreciation on foreign currency forward contracts	122	–
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	5,977	3,636
Deferred financing costs	3,233	2,860
Deferred offering costs	–	39
Receivable for investments sold	66	–
Other assets	355	11

Total assets	$1,131,948	$532,129

Liabilities
Debt	$286,189	$62,000
Interest and other debt expenses payable	727	312
Management fees payable	2,899	1,552
Incentive fees payable	3,512	77
Distribution payable	16,190	9,272
Accrued offering costs	–	18
Accrued expenses and other liabilities	2,277	770

Total liabilities	$311,794	$74,001

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 43,004,880 and 24,248,459 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	43	24
Paid-in capital in excess of par	827,483	464,460
Distributable earnings	(7,372)	(6,356)

TOTAL NET ASSETS	$820,154	$458,128

TOTAL LIABILITIES AND NET ASSETS	$1,131,948	$532,129

Net asset value per share	$19.07	$18.89

(1)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$80,932	$19,583
Other income	1,438	205

Total investment income from non-controlled/non-affiliated investments	82,370	19,788
From non-controlled affiliated investments:
Interest income	1,661	–
Dividend income	186	57
Other income	17	–

Total investment income from non-controlled affiliated investments	1,864	57

Total investment income	$84,234	$19,845

Expenses:
Interest and other debt expenses	$10,856	$2,167
Management fees	9,147	3,494
Incentive fees	3,435	77
Offering costs	41	1,380
Professional fees	1,697	1,015
Administration, custodian and transfer agent fees	1,506	669
Directors’ fees	452	655
Organization expenses	–	450
Other expenses	1,177	627

Total expenses	$28,311	$10,534

Management fees waiver	$–	$(203)

Net expenses	$28,311	$10,331

NET INVESTMENT INCOME (LOSS) BEFORE TAXES	$55,923	$9,514

Income tax expense, including excise tax	$4	$–

NET INVESTMENT INCOME (LOSS) AFTER TAXES	$55,919	$9,514

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$1,267	$(7)
Foreign currency forward contracts	1	–
Foreign currency transactions	(258)	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(7,558)	522
Non-controlled affiliated investments	1,167	–
Foreign currency forward contracts	122	–
Foreign currency translations	978	–

Net realized and unrealized gains (losses)	$(4,281)	$515

(Provision) benefit for taxes on realized gain/loss on investments	$(372)	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(387)	–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$50,879	$10,029

Net investment income (loss) per share (basic and diluted)	$1.87	$0.89
Earnings (loss) per share (basic and diluted)	$1.70	$0.93
Weighted average shares outstanding	29,908,301	10,739,306

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$55,919	$9,514
Net realized gain (loss)	1,010	(7)
Net change in unrealized appreciation (depreciation)	(5,291)	522
(Provision) benefit for taxes on realized gain/loss on investments	(372)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(387)	–

Net increase (decrease) in net assets resulting from operations	$50,879	$10,029

Distributions to stockholders from:
Distributable earnings	$(50,949)	$(17,770)

Total distributions to stockholders	$(50,949)	$(17,770)

Capital transactions:
Issuance of common shares (18,756,421 and 24,248,459 shares, respectively)	$362,096	$465,869

Net increase (decrease) in net assets resulting from capital transactions	$362,096	$465,869

TOTAL INCREASE (DECREASE) IN NET ASSETS	$362,026	$458,128

Net assets at beginning of period	$458,128	$–

Net assets at end of period	$820,154	$458,128

Distributions declared per share	$1.72	$1.29

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$50,879	$10,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(675,770)	(536,486)
Payment-in-kind interest capitalized	(287)	–
Investments in affiliated money market fund, net	– (1)	– (1)
Proceeds from sales of investments and principal repayments	89,418	15,526
Net realized (gain) loss on investments	(1,267)	7
Net change in unrealized (appreciation) depreciation on investments	6,391	(522)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(123)	–
Amortization of premium and accretion of discount, net	(3,624)	(571)
Amortization of deferred financing costs	983	947
Amortization of deferred offering costs	41	1,380
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,341)	(3,636)
(Increase) decrease in receivable for investments sold	(66)	–
(Increase) decrease in other assets	(344)	(11)
Increase (decrease) in interest and other debt expense payable	415	312
Increase (decrease) in management fees payable	1,347	1,552
Increase (decrease) in incentive fees payable	3,435	77
Increase (decrease) in accrued expenses and other liabilities	1,507	770

Net cash provided by (used for) operating activities	$(529,406)	$(510,626)

Cash flows from financing activities:
Proceeds from issuance of common stock	$362,096	$465,869
Offering costs paid	(20)	(1,401)
Distributions paid	(44,031)	(8,498)
Borrowings on debt	576,189	325,000
Repayments of debt	(352,000)	(263,000)
Financing costs paid	(1,356)	(3,807)

Net cash provided by (used for) financing activities	$540,878	$514,163

Net increase (decrease) in cash	11,472	3,537
Effect of foreign exchange rate changes on cash and cash equivalents	1	–
Cash, beginning of period	3,537	–

Cash, end of period	$15,010	$3,537

Supplemental and non-cash financing activities
Interest expense paid	$8,586	$539
Accrued but unpaid offering costs	$–	$18
Accrued but unpaid distributions	$16,190	$9,272
Accrued but unpaid excise tax expense	$8	$–
Exchange of investments	$994	$–

(1)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value – 135.00% #
Corporate Debt (1) – 132.81%
1st Lien/Senior Secured Debt - 78.63%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,084	$14,082
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	37,920	—	—
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	3,160	—	—
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	16,796	16,598	16,628
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,186	1,441	1,448
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(10)	(8)
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	17,208	17,064	17,079
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,553	4,516	4,519
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	899	885	892
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,535	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,760	1,438	1,429
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	1,078	1,038
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,525	12,446
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	19,198	18,779	18,814
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	5,520	5,410	5,410
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,626	1,593	1,593
Continuum Managed Services LLC(2)(3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(38)	(40)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	9,850	9,687	9,702
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,256	1,245	1,209
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	52,418	51,572	52,024
Datto, Inc.(2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,529	(55)	(26)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,641	5,614	5,599
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,459	5,433	5,418
DDS USA Holding, Inc.(2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,533	(7)	(12)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€23,054	26,356	26,084
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	734	724	725
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	680	697
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	354	(5)	(4)
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	13,670	(171)	(171)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	31,800	31,263	31,243
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(30)	(32)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,916	28,408
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(28)	(34)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(42)	(87)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	11,525	11,290	11,294
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,296	2,251	2,251
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,456	1,427	1,427
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,506	535	535
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	14,500	14,222	14,210
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(54)	(58)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	$7,200	$(85)	$(144)
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	5,369	5,297	5,261
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(7)	(11)
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(5)	(16)
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,776	41,742
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(51)	(53)
Integral Ad Science, Inc.(2) (3)	Media	9.78%	L + 7.25% (incl.1.25% PIK); 1.00% Floor	07/19/2024	33,817	33,185	33,141
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(47)	(52)
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,056	49,046
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(65)	(69)
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	17,874	17,702	17,695
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	12,700	12,450	12,446
MMIT Holdings, LLC(2) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,620	(71)	(72)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,018	7,903	7,918
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(8)	(8)
Picture Head Midco LLC(2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	32,950	32,327	32,291
Picture Head Midco LLC(2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	3,620	1,052	1,014
Picture Head Midco LLC(2) (3) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,620	(68)	(72)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	10,900	10,873	10,845
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	25,313	24,730	24,616
SPay, Inc.(2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	14,700	14,428	14,332
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,165	1,155
SPay, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,150	(74)	(204)
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	5,231	3,943	3,941
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	2,667	2,644	2,640
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	249	125	125
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,823	8,820
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	28,000	27,440	27,440
Wrike, Inc.(2) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(46)	(46)
Xactly Corporation(2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,863	28,880
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(32)	(33)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	7,495	7,390	7,139

Total 1st Lien/Senior Secured Debt						646,334	644,913

1st Lien/Last-Out Unitranche (7) – 11.05%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,508	26,481
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.79%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	11,454	11,422
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,256	8,247
Smarsh, Inc.(2) (3)	Software	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	44,881	44,265	44,432

Total 1st Lien/Last-Out Unitranche						90,483	90,582

2nd Lien/Senior Secured Debt – 43.13%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,228	5,226
Chase Industries, Inc.(2) (3)	Building Products	10.61%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,610	23,510
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(169)	(198)
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,606	9,794
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,035	23,961

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	$25,400	$24,892	$24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	10,000	9,760	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(30)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,601	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	970	128	121
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,276	28,250
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,168	7,056
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,109	17,325
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,484	19,000
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,958	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,082	25,894
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,993	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.80%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,767	7,762
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(52)	(61)
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,616	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,249	6,089
USRP Holdings, Inc.(2) (3)	Insurance	11.55%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,587	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.43%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,557	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	11,770	11,657	11,417
Xcellence, Inc.(2) (3)	IT Services	11.57%	L + 8.75%; 1.00% Floor	06/22/2024	18,400	17,986	18,032
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,115	21,103
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,826	27,755

Total 2nd Lien/Senior Secured Debt						359,039	353,765

Total Corporate Debt						1,095,856	1,089,260

Portfolio Company	Industry	Coupon	Shares	Cost	Fair Value

Preferred Stock (1) – 0.99%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services		136,589	$4,500	$5,400
Wine.com, LLC(2) (8) (9)	Beverages		314,154	2,700	2,700

Total Preferred Stock				7,200	8,100

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC - Class B^^^ (2) (3) (8)	Health Care Providers & Services		11,719	1,580	1,842
Collaborative Imaging Holdco, LLC - Class C^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services		11,060	220	306
Continuum Managed Services LLC - Class A(2) (3) (8) (9)	IT Services		663	663	762
Continuum Managed Services LLC - Class B(2) (3) (8) (9)	IT Services		449,713	7	243
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets		65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services		500	500	265
Wrike, Inc.(2) (8) (9)	Professional Services		494,952	3,075	3,075
Yasso, Inc.(2) (3) (8) (9)	Food Products		790	790	169

Total Common Stock				9,998	9,825

TOTAL INVESTMENTS – 135.00%				$1,113,054	$1,107,185

LIABILITIES IN EXCESS OF OTHER ASSETS - (35.00%)					$(287,031)

NET ASSETS – 100.00%					$820,154

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2018, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 3.01%, 2.88%, 2.81%, 2.61%, 2.50% and 2.41%, respectively. As of December 31, 2018, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2018.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018 the aggregate fair value of these securities is $28,593 or 2.53% of the Company’s total assets.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

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

(8)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $17,925 or 2.19% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	6/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	3/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	3/30/2018
Continuum Managed Services LLC – Class A – Common Stock	6/8/2017
Continuum Managed Services LLC – Class B – Common Stock	6/8/2017
Elah Holdings, Inc. – Common Stock	5/9/2018
National Spine and Pain Centers, LLC – Common Stock	6/2/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	3/23/2017

(9)	Non-income producing security.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A	USD 481	EUR 411	01/04/2019	$10
Bank of America, N.A	USD 394	EUR 335	02/05/2019	9
Bank of America, N.A	USD 486	EUR 412	04/03/2019	11
Bank of America, N.A	USD 423	EUR 357	05/06/2019	10
Bank of America, N.A	USD 514	EUR 432	07/03/2019	11
Bank of America, N.A	USD 426	EUR 357	08/05/2019	10
Bank of America, N.A	USD 541	EUR 451	10/04/2019	12
Bank of America, N.A	USD 444	EUR 369	11/05/2019	10
Bank of America, N.A	USD 540	EUR 446	01/06/2020	12
Bank of America, N.A	USD 547	EUR 448	04/06/2020	13
Bank of America, N.A	USD 549	EUR 446	07/06/2020	14

				$122

Currency Abbreviations:

EUR – EURO

USD – U.S. Dollar

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest (+)	Maturity	Par Amount	Cost	Fair Value
Investments at Fair Value – 113.95% #
Corporate Debt (1) – 113.50%
1st Lien/Senior Secured Debt – 43.54%
Bullhorn, Inc.(2)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	$17,382	$17,205	$17,202
Bullhorn, Inc.(2)(3)	Internet Software & Services	8.20% (L + 6.75%; 1.00% Floor)	11/21/2022	899	66	66
Bullhorn, Inc.(2)(3)(4)	Internet Software & Services	(L + 6.75%; 1.00% Floor)	11/21/2022	5,994	(29)	(30)
Continuum Managed Services LLC(2)(5)	IT Services	10.32% (L + 8.75%; 1.00% Floor)	06/08/2023	19,393	18,895	18,908
Continuum Managed Services LLC(2)(3)(4)(5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2023	1,626	(40)	(41)
Continuum Managed Services LLC(2)(3)(4)(5)	IT Services	(L + 8.75%; 1.00% Floor)	06/08/2022	2,000	(49)	(50)
Dade Paper & Bag, LLC(2)(5)	Distributors	8.93% (L + 7.50%; 1.00% Floor)	06/10/2024	9,950	9,762	9,776
Datto, Inc.(2)	IT Services	9.41% (L + 8.00%; 1.00% Floor)	12/07/2022	50,610	49,609	49,598
Datto, Inc.(2)(3)(4)	IT Services	(L + 8.00%; 1.00% Floor)	12/07/2022	3,407	(67)	(68)
FWR Holding Corporation(5)	Hotels, Restaurants & Leisure	7.66% (L + 6.00%; 1.00% Floor)	08/21/2023	11,641	11,364	11,350
FWR Holding Corporation(3)(5)	Hotels, Restaurants & Leisure	7.60% (L + 6.00%; 1.00% Floor)	08/21/2023	3,765	514	508
FWR Holding Corporation(3)(5)	Hotels, Restaurants & Leisure	7.57% (L + 6.00%; 1.00% Floor)	08/21/2023	1,506	152	151
Lithium Technologies, Inc.(2)	Internet Software & Services	9.39% (L + 8.00%; 1.00% Floor)	10/03/2022	27,100	26,511	26,490
Lithium Technologies, Inc.(2) (3)(4)	Internet Software & Services	(L + 8.00%; 1.00% Floor)	10/03/2022	1,983	(43)	(44)
Netvoyage Corporation(2)(5)	Software	11.07% (L + 9.50%; 1.00% Floor)	03/24/2022	7,316	7,187	7,188
Netvoyage Corporation(2)(3)(4)(5)	Software	(L + 9.50%; 1.00% Floor)	03/24/2022	610	(10)	(11)
SF Home Décor, LLC(2)(5)	Household Products	11.20% (L + 9.50%; 1.00% Floor)	07/13/2022	26,325	25,587	25,535
Xactly Corporation(2)(5)	Internet Software & Services	8.82% (L + 7.25%; 1.00% Floor)	07/29/2022	25,400	24,925	24,892
Xactly Corporation(2) (3)(4)(5)	Internet Software & Services	(L + 7.25%; 1.00% Floor)	07/29/2022	2,177	(40)	(43)
Yasso, Inc.(2) (5)	Food Products	9.44% (L + 7.75%; 1.00% Floor)	03/23/2022	8,337	8,191	8,087

Total 1st Lien/Senior Secured Debt					199,690	199,464
1st Lien/Last-Out Unitranche (6) – 8.11%
Intelligent Document Solutions, Inc.(2)(5)	Diversified Financial Services	9.95% (L + 8.25%; 1.00% Floor)	08/31/2022	15,200	14,840	14,972
myON, LLC(2)(5)	Internet Software & Services	10.07% (L + 8.50%; 1.00% Floor)	02/17/2022	6,600	6,485	6,485
Smarsh, Inc.(2)(5)	Software	9.45% (L + 7.88%; 1.00% Floor)	03/31/2021	15,920	15,673	15,681

Total 1st Lien/Last-Out Unitranche					36,998	37,138
2nd Lien/Senior Secured Debt – 61.85%
American Dental Partners, Inc.(2)(5)	Health Care Providers & Services	10.19% (L + 8.50%; 1.00% Floor)	09/25/2023	7,900	7,721	7,722
Country Fresh Holdings, LLC(2)(5)	Food Products	10.11% (L + 8.75%; 1.00% Floor)	10/02/2023	11,800	11,576	11,446
DuBois Chemicals, Inc.(2)(5)	Chemicals	9.49% (L + 8.00%; 1.00% Floor)	03/15/2025	19,300	18,894	19,107
ERC Finance, LLC(2)(5)	Health Care Providers & Services	9.58% (L + 8.22%; 1.00% Floor)	09/21/2025	25,400	24,841	24,828
ICP Industrial, Inc.(2)	Chemicals	9.62% (L + 8.25%; 1.00% Floor)	05/03/2024	23,500	22,923	22,912
ICP Industrial, Inc.(2)(3)(4)	Chemicals	(L + 8.25%; 1.00% Floor)	05/03/2024	5,400	(132)	(135)
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	9.11% (L + 7.75%; 1.00% Floor)	10/16/2025	7,200	7,165	7,218
Intelligent Medical Objects, Inc.(2)	Health Care Technology	10.16% (L + 8.50%; 1.00% Floor)	12/22/2024	17,500	17,064	17,063
Market Track, LLC(2)(5)	Internet Catalog & Retail	9.10% (L + 7.75%; 1.00% Floor)	06/05/2025	20,000	19,428	19,400
National Spine and Pain Centers, LLC(2)(5)	Health Care Providers & Services	9.94% (L + 8.25%; 1.00% Floor)	12/02/2024	17,400	16,906	16,922
Oasis Outsourcing Holdings, Inc.(2)(5)	Diversified Financial Services	8.82% (L + 7.25%; 1.00% Floor)	07/01/2024	28,660	28,252	28,230
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.57% (L + 8.00%; 1.00% Floor)	10/12/2025	19,200	18,727	19,104
PPC Industries Inc.(2)	Containers & Packaging	9.33% (L + 8.00%; 1.00% Floor)	05/08/2025	8,370	8,291	8,349
SMB Shipping Logistics, LLC(2)(5)	Air Freight & Logistics	10.20% (L + 8.75%; 1.00% Floor)	02/03/2025	15,000	14,792	14,775
Xcellence, Inc.(2)	IT Services	10.41% (L + 8.75%; 1.00% Floor)	06/22/2024	15,500	15,114	15,113
Young Innovations, Inc.(2)	Health Care Equipment & Supplies	9.44% (L + 7.75%; 1.00% Floor)	11/07/2025	21,700	21,057	21,049
Zep Inc.(2)	Chemicals	9.63% (L + 8.25%; 1.00% Floor)	08/11/2025	30,500	29,757	30,271
Total 2nd Lien/Senior Secured Debt					282,376	283,374

Total Corporate Debt					519,064	519,976

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2017 (continued)

(in thousands, except unit and per unit amounts)

Portfolio Company	Industry	Shares	Cost	Fair Value

Common Stock (1) – 0.45%
Continuum Managed Services LLC –Class A(2)(5) (7)(10)	IT Services	663	$663	$663
Continuum Managed Services LLC –Class B(2)(5) (7)(10)	IT Services	449,713	7	7
myON, LLC(2)(5) (7)(10)	Internet Software & Services	13,406	500	500
National Spine and Pain Centers, LLC(2)(5) (7)(10)	Health Care Providers & Services	500	500	425
Yasso, Inc.(2)(5) (7)(10)	Food Products	790	790	475

Total Common Stock			2,460	2,070

	Yield	Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund (1) – 0.00% #
Goldman Sachs Financial Square Government Fund – Institutional Shares	1.21%(8)	371	$—	$—	(9)

Total Investments in Affiliated Money Market Fund			—	—

TOTAL INVESTMENTS – 113.95%			$521,524	$522,046

LIABILITIES IN EXCESS OF OTHER ASSETS – (13.95%)				$(63,918)

NET ASSETS – 100.00%				$458,128

#	Percentages are based on net assets.
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
(10)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2017, the aggregate fair value of these securities is $2,070 or 0.45% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

The Company will continue to operate as a private BDC reporting company, until the earlier of the following events, each referred to as an “Exit Event”: (i) any listing of the Company’s shares of common stock on a national securities exchange (a “listing”), including in connection with an initial public offering (“IPO”), (ii) merger with another entity, including an affiliated company, subject to any limitations under the Investment Company Act or (iii) the sale of all or substantially all of the assets of the Company. If the Company has not consummated an Exit Event by the sixth anniversary of the Final Closing Date, the Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider the Company’s potential wind down and/or liquidation and dissolution.

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

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the financial position and results of operations of its wholly owned subsidiaries, MMLC Blocker I, LLC (formerly known as My-On MMLC Blocker, LLC), MMLC Blocker II, LLC, and MMLC Wine I, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that investment. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company earned $596 and $0 in prepayment premiums, respectively, and $1,097 and $26 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of each of December 31, 2018 and December 31, 2017, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2018 and December 31, 2017, the Company held an aggregate cash balance of $15,010 and $3,537, respectively. Foreign currency of $252 (acquisition cost of $250) and $0 (acquisition cost of $0) is included in cash as of December 31, 2018 and December 31, 2017, respectively.

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

Derivatives

Foreign currency forward contracts

The Company may enter into foreign currency forward contracts to reduce the Company’s exposure to foreign currency exchange rate fluctuations in the value of foreign currencies. In a foreign currency forward contract, the Company agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Forward foreign currency contracts are marked-to-market at the applicable forward rate. Unrealized appreciation (depreciation) on foreign currency forward contracts are recorded on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. Notional amounts of foreign currency forward contract assets and liabilities are presented separately on the Consolidated Schedules of Investments. Purchases and settlements of foreign currency forward contracts having the same settlement date and counterparty are generally settled net and any realized gains or losses are recognized on the settlement date.

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

The Company has elected to be treated as a RIC commencing with its taxable year ended December 31, 2017. So long as the Company maintains its status as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the consolidated financial statements of the Company.

To maintain our tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued excise tax of $8 and $0, respectively. As of December 31, 2018, $8 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued provision for taxes on realized gains on investments of $372 and $0, respectively. For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued provision for taxes on unrealized gains on investments of $387 and $0, respectively. As of December 31, 2018, $759 of income taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility between the Company and SunTrust Bank (the “SunTrust Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SunTrust Revolving Credit Facility. Deferred financing costs related to the SunTrust Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

New Accounting Pronouncements

In October 2018, the SEC adopted the final rule under SEC release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. Effective with the current reporting period, the Company is no longer required to present components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributable earnings and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets. Prior period information has been reclassified to conform to the current period presentation and this had no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported. The following provides the prior period reclassifications.

Consolidated Statements of Assets and Liabilities – The table below provides a reconciliation for previously disclosed components of distributable earnings on the Consolidated Statement of Assets and Liabilities as of December 31, 2017 to total distributable earnings as of December 31, 2017 as disclosed in the current filing.

December 31, 2017
Accumulated net realized gain (loss)	$–
Accumulated undistributed (distributions in excess of) net investment income (loss)	(6,878)
Net unrealized appreciation (depreciation) on investments	522

Distributable earnings	$(6,356)

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the period from January 11, 2017 (commencement of operations) to December 31, 2017 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net investment income	$(17,770)

Total distributions to stockholders	$(17,770)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, Management Fees amounted to $9,147 and $3,494, respectively. For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Investment Adviser voluntarily agreed to permanently waive $0 and $203 of the Management Fees, respectively. As of December 31, 2018, net Management Fees payable amounted to $2,899.

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

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on income of $3,512 and $0, respectively. As of December 31, 2018, $3,512 remained payable.

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $(77) and $77, respectively, for which none were realized.

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

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $774 and $388, respectively. As of December 31, 2018, $231 remained payable.

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

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $732 and $281, respectively. As of December 31, 2018, $232 remained payable.

Affiliates

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/ (Losses)	Change in Unrealized Gains/ (Losses)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$212,620	$(212,620)	$–	$–	$–	$55
Accuity Delivery Systems, LLC	–		18,584	–	–	898	19,482	810
Collaborative Imaging, LLC	–		14,325	–	–	269	14,594	999
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–

Total Non-Controlled Affiliates	$–	(4)	$248,692	$(212,620)	$–	$1,167	$37,239	$1,864

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2018 and December 31, 2017, there were $475 and $270, respectively, included within Accrued expenses and other liabilities, and $0 and $18, respectively, included within Accrued offering costs paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $0 and an amount less than $1, respectively) consisted of the following:

	December 31, 2018		December 31, 2017
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$646,334	$644,913	$199,690	$199,464
1st Lien/Last-Out Unitranche	90,483	90,582	36,998	37,138
2nd Lien/Senior Secured Debt	359,039	353,765	282,376	283,374
Preferred Stock	7,200	8,100	–	–
Common Stock	9,998	9,825	2,460	2,070

Total Investments	$1,113,054	$1,107,185	$521,524	$522,046

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2018		December 31, 2017
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Internet Software & Services	10.4%	14.1%	14.5%	16.5%
IT Services	8.8	11.8	16.0	18.4
Health Care Providers & Services	8.6	11.6	9.6	10.9
Software	8.5	11.5	4.4	5.0
Diversified Financial Services	7.5	10.1	9.7	11.0
Chemicals	7.2	9.8	13.8	15.8
Media	6.0	8.1	–	–
Health Care Technology	5.6	7.5	3.3	3.7
Professional Services	5.2	7.1	–	–
Road & Rail	3.9	5.3	3.7	4.2
Health Care Equipment & Supplies	3.9	5.3	4.0	4.6
Household Products	3.0	4.0	4.9	5.6
Diversified Telecommunication Services	2.8	3.8	–	–
Insurance	2.8	3.8	–	–
Air Freight & Logistics	2.2	3.0	2.8	3.2
Building Products	2.1	2.8	–	–
Internet Catalog & Retail	1.7	2.3	3.7	4.2
Real Estate Management & Development	1.6	2.2	–	–
Food Products	1.6	2.1	3.8	4.4
Hotels, Restaurants & Leisure	1.4	1.9	2.3	2.6
Beverages	1.0	1.4	–	–
Distributors	1.0	1.3	1.9	2.1
Auto Components	1.0	1.3	–	–
Life Sciences Tools & Services	0.7	1.0	–	–
Commercial Services & Supplies	0.6	0.8	–	–
Containers & Packaging	0.6	0.7	1.6	1.8
Capital Markets	0.3	0.4	–	–

Total	100.0%	135.0%	100.0%	114.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2018	December 31, 2017
United States	97.4%	100.0%
Ireland	2.6	–

Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2018 and December 31, 2017. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$499,548	• Discount Rate	8.4% – 13.0% (9.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$90,582	• Discount Rate	9.3% – 10.9% (10.6%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$227,093	• Discount Rate	10.8% –16.5% (11.5%)
Equity	Preferred Stock	Comparable multiples:
	$5,400	• EV/EBITDA(5)	4.0x – 27.6x (18.9x)
	Common Stock	Discounted cash flows:
	$6,750	• Discount Rate	14.6% –31.0% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 13.0x (11.7x)

(1)

Included within Level 3 Assets of $1,053,536 is an amount of $224,163 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2018 and December 31, 2017. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets and liabilities categorized within the fair value hierarchy as of December 31, 2018:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$644,913	$644,913
1st Lien/Last-Out Unitranche	–	–	90,582	90,582
2nd Lien/Senior Secured Debt	–	53,649	300,116	353,765
Preferred Stock	–	–	8,100	8,100
Common Stock	–	–	9,825	9,825
Affiliated Money Market Fund	–	–	–	–

Total	$–	$53,649	$1,053,536	$1,107,185

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$122	$–	$122

Total	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2017:

Assets	Level 1		Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–		$–	$199,464	$199,464
1st Lien/Last-Out Unitranche	–		–	37,138	37,138
2nd Lien/Senior Secured Debt	–		56,593	226,781	283,374
Common Stock	–		–	2,070	2,070
Affiliated Money Market Fund	–	(1)	–	–	–	(1)

Total assets	$–	(1)	$56,593	$465,453	$522,046

(1)	Amount rounds to less than $1.

The Company did not hold any derivative instruments as of December 31, 2017.

The following is a reconciliation of Level 3 assets for the year ended December 31, 2018:

Level 3	Beginning Balance as of January 1, 2018	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of December 31, 2018
1st Lien/Senior Secured Debt	$199,464	$468,855	$(24)	$(1,196)	$(23,588)	$1,402	$–	$–	$644,913
1st Lien/Last-Out Unitranche	37,138	74,739	–	(40)	(22,139)	884	–	–	90,582
2nd Lien/Senior Secured Debt	226,781	110,913	–	(3,123)	(42,893)	1,220	7,218	–	300,116
Preferred Stock	–	7,200	–	900	–	–	–	–	8,100
Common Stock	2,070	8,038	1,291	217	(1,791)	–	–	–	9,825

Total assets	$465,453	$669,745	$1,267	$(3,242)	$(90,411)	$3,506	$7,218	$–	$1,053,536

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at December 31, 2018 totaled $(3,075), consisting of the following: 1st Lien/Senior Secured Debt $(1,196), 1st Lien/Last-Out Unitranche $91, 2nd Lien/Senior Secured Debt $(3,087), Preferred Stock $900 and Common Stock $217.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2018 and December 31, 2017, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2018 and December 31, 2017, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 381% and 839%, respectively.

The Company’s outstanding debt as of December 31, 2018 and December 31, 2017 was as follows:

	As of
	December 31, 2018			December 31, 2017
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SunTrust Revolving Credit Facility (1)(2)	$600,000	$314,401	$286,189	$275,000	$213,000	$62,000

Total Debt	$600,000	$314,401	$286,189	$275,000	$213,000	$62,000

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $231,250 and in Euros (EUR) of EUR 47,950. As of December 31, 2017, all outstanding borrowings were in USD.

(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were 4.20% and 3.66%, respectively.

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

Costs of $712 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of December 31, 2018 and December 31, 2017, outstanding deferred financing costs were $0 and $0, respectively.

The summary information of the HSBC Revolving Credit Facility for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is as follows:

	For the Year Ended December 31, 2018		For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$	N/A	$200
Facility fees		N/A	304
Amortization of financing costs		N/A	710

Total	$	N/A	$1,214

Weighted average interest rate		N/A	3.27%
Average outstanding balance	$	N/A	$12,392	*#

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.
#	Average outstanding debt balance was calculated ending on September 11, 2017, the date on which the Company terminated the HSBC Revolving Credit Facility.

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

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of December 31, 2018, total commitments under the SunTrust Revolving Credit Facility were $600,000. The accordion feature of the SunTrust Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800,000.

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

Costs of $4,451 were incurred in connection with obtaining and amending the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of December 31, 2018 and December 31, 2017, outstanding deferred financing costs were $3,233 and $2,860, respectively.

The summary information of the SunTrust Revolving Credit Facility for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 is as follows:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$8,988	$421
Facility fees	885	295
Amortization of financing costs	983	237

Total	$10,856	$953

Weighted average interest rate	4.20%	3.88%
Average outstanding balance	$213,762	$35,429	*

*	Average outstanding debt balance was calculated beginning on September 11, 2017, the date on which the Company entered into the SunTrust Revolving Credit Facility.

7.	DERIVATIVES

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

For the period from August 8, 2018 to December 31, 2018, the Company’s average U.S. dollars notional exposure to foreign currency forward contracts was $4,405. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of December 31, 2018.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$122	$–	$122	$–	$122

Total	$122	$–	$122	$–	$122

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The Company did not hold any derivative instruments as of December 31, 2017.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the year ended December 31, 2018 was as follows:

For the Year Ended December 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$1
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	122

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$123

The Company did not hold any derivative instruments during the period from January 11, 2017 (commencement of operations) to December 31, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	December 31, 2018			December 31, 2017
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,035,043	$207,078	80%	$1,035,203	$569,334	45%

Portfolio Company Commitments

The Company may enter into investment commitments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. to fund investments. As of December 31, 2018, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	December 31, 2018			December 31, 2017
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Bullhorn, Inc.	–	$–	$–	11/21/2018	$5,994	$(30)
Picture Head Midco LLC	3/31/2019	3,620	(72)	–	–	–
Continuum Managed Services LLC	–	–	–	6/8/2019	1,626	(41)
FWR Holding Corporation	–	–	–	8/21/2019	3,162	(79)
VRC Companies, LLC	9/27/2019	1,238	(12)	–	–	–
Businessolver.com, Inc.	5/15/2020	3,350	(68)	–	–	–
SPay, Inc.	6/15/2020	8,069	(204)	–	–	–
Hygiena Borrower LLC	6/29/2020	808	(16)	–	–	–
Diligent Corporation	8/3/2020	354	(4)	–	–	–
Gastro Health Holdco, LLC	9/4/2020	7,146	(144)	–	–	–
Diligent Corporation	12/19/2020	13,670	(171)	–	–	–
Associations, Inc.	7/30/2021	2,696	(27)	–	–	–
Netvoyage Corporation	3/24/2022	610	(8)	3/24/2022	610	(11)
VRC Companies, LLC	3/31/2022	122	(1)	–	–	–
Diligent Corporation	4/14/2022	1,080	(14)	–	–	–
Continuum Managed Services LLC	6/8/2022	2,000	(40)	6/8/2022	2,000	(50)
DDS USA Holding, Inc.	6/30/2022	1,533	(12)	–	–	–
Xactly Corporation	7/29/2022	2,177	(33)	7/29/2022	2,177	(43)
Hygiena Borrower LLC	8/26/2022	550	(11)	–	–	–
Lithium Technologies, Inc.	10/3/2022	3,448	(69)	10/3/2022	1,983	(44)
Bullhorn, Inc.	–	–	–	11/21/2022	815	(16)
Datto, Inc.	12/7/2022	3,529	(26)	12/7/2022	3,407	(68)
Businessolver.com, Inc.	5/15/2023	2,256	(45)	–	–	–
Integral Ad Science, Inc.	7/19/2023	2,586	(52)	–	–	–
FWR Holding Corporation	8/21/2023	941	(19)	8/21/2023	1,318	(33)
Picture Head Midco LLC	8/31/2023	2,509	(51)	–	–	–
Gastro Health Holdco, LLC	9/4/2023	2,900	(58)	–	–	–
Empirix, Inc.	9/25/2023	1,800	(32)	–	–	–
SPay, Inc.	6/17/2024	435	(11)	–	–	–
Associations, Inc.	7/30/2024	836	(8)	–	–	–
Fenergo Finance 3 Limited(3)	9/5/2024	2,521	(87)	–	–	–
Fenergo Finance 3 Limited	9/5/2024	1,683	(34)	–	–	–
iCIMS, Inc.	9/12/2024	2,662	(53)	–	–	–
MMIT Holdings, LLC	11/15/2024	3,620	(72)	–	–	–
Wrike, Inc.	12/31/2024	2,300	(46)	–	–	–
Apptio, Inc.	1/10/2025	3,097	–
Apptio, Inc.	1/10/2025	37,161	–

Total 1st Lien/Senior Secured Debt		$123,307	$(1,500)		$23,092	$(415)

1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	$7,880	$(236)	–	$–	$–

Total 1st Lien/Last-Out Unitranche		$7,880	$(236)		$–	$–

2nd Lien/Senior Secured Debt

ICP Industrial, Inc.	–	$–	$–	11/4/2019	5,400	(135)
RSC Acquisition, Inc.	3/5/2020	6,100	(61)	–	–	–
USRP Holdings, Inc.	3/29/2020	816	(10)	–	–	–
Chase Industries, Inc.	5/11/2020	6,100	(198)	–	–	–
Hygiena Borrower LLC	6/29/2020	823	(15)	–	–	–
Genesis Acquisition Co.	7/31/2020	2,469	(69)	–	–	–

Total 2nd Lien/Senior Secured Debt		$16,308	$(353)		$5,400	$(135)

Total		$147,495	$(2,089)		$28,492	$(550)

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

(3)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of December 31, 2018.

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
September 27, 2018	8,011,747	154,825
December 27, 2018	5,354,207	103,795

Total capital drawdowns	18,756,421	$362,096

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

Share Issue Date	Shares Issued	Proceeds Received
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
July 27, 2017	4,221,946	80,469
September 25, 2017	4,849,366	93,132
October 27, 2017	2,120,202	40,240
December 26, 2017	2,685,522	51,535

Total capital drawdowns	24,248,459	$465,869

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the year ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43
October 31, 2018	December 14, 2018	January 23, 2019	$0.43

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

The following information sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$50,879	$10,029
Denominator for basic and diluted earnings per share – the weighted average shares outstanding	29,908,301	10,739,306
Basic and diluted earnings (loss) per share	$1.70	$0.93

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	TAX INFORMATION

The tax character of distributions for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, were as follows:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Distributions paid from:
Ordinary Income	$50,423	$17,770
Net Long-Term Capital Gains	$526	$–

Total Taxable Distributions	$50,949	$17,770

As of December 31, 2018 and December 31, 2017, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2018	December 31, 2017
Undistributed Ordinary Income – net	$–	$–
Undistributed Long-Term Capital Gains	$–	$–

Total Undistributed Earnings	$–	$–

Timing Differences (Distribution Payable, Post October Currency Loss Deferral)	$(2,070)	$(6,878)
Unrealized Earnings (Losses) – net	$(5,302)	$522

Total Accumulated Earnings (Losses) – net	$(7,372)	$(6,356)

As of December 31, 2018 and December 31, 2017, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2018	December 31, 2017
Tax cost	$1,113,201	$521,524
Gross unrealized appreciation	$3,239	$1,400
Gross unrealized depreciation	$(8,541)	$(878)

Net unrealized appreciation/(depreciation)	$(5,302)	$522

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts, differences in the tax treatment of underlying fund investments, and material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the year ended

December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company reclassified $946 and $(1,385), respectively, from distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net increase in net assets resulting from operations	$50,879	$10,029
Adjustments:
Net unrealized loss (gain)	5,678	(522)
Income not currently taxable	(1,366)	–
Income for tax but not book	151	–
Expenses not currently deductible	314	1,894
Expenses for tax but not for book	–	–
Realized gain (loss) differences	25	–
Taxable income net of capital loss carryforward	$55,681	$11,401
Capital loss carryforward	–	–

Taxable income (1)	$55,681	$11,401

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed

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

12.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Per Share Data:(1)
NAV, beginning of period	$18.89	$20.00
Net investment income (loss)	1.87	0.89
Net realized and unrealized gains (losses)(2)	0.06	(0.71)
Income tax provision, realized and unrealized gains	(0.03)	–

Net increase (decrease) in net assets resulting from operations(2)	1.90	0.18
Distributions declared from net investment income(3)	(1.72)	(1.29)

Total increase (decrease) in net assets	0.18	(1.11)

NAV, end of period	$19.07	$18.89

Shares outstanding, end of period	43,004,880	24,248,459
Weighted average shares outstanding	29,908,301	10,739,306
Total return based on NAV(4)	10.06%	0.90%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$820,154	$458,128
Ratio of net expenses to average net assets	4.98%	5.18	%(5)
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.47%	4.15	%(5)
Ratio of interest and other debt expenses to average net assets	1.91%	1.09	%(5)
Ratio of incentive fees to average net assets	0.60%	0.04	%(5)
Ratio of total expenses to average net assets	4.98%	5.28	%(5)
Ratio of net investment income (loss) to average net assets	9.83%	4.84	%(5)
Average debt outstanding	$213,762	$21,228	(6)
Average debt per share(7)	$7.15	$1.98
Portfolio turnover	11%	7%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)

For the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.

(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$29,057	$22,646	$17,301	$15,230

Expenses:

Total expenses	12,304	7,053	4,694	4,260

Less: Management fees waiver	–	–	–	–

Net expenses	12,304	7,053	4,694	4,260

Net investment income (loss) before taxes	16,753	15,593	12,607	10,970

Income tax expense, including excise tax	4	–	–	–

Net investment income (loss) after taxes	16,749	15,593	12,607	10,970

Net realized and unrealized gains (losses)	(4,050)	(656)	(1,199)	1,624

(Provision) benefit for taxes on realized and unrealized gains	(182)	(205)	1	(373)

Net increase in net assets resulting from operations after tax	$12,517	$14,732	$11,409	$12,221

Net investment income per share (basic and diluted)	$0.44	$0.52	$0.46	$0.45

Earnings per share (basic and diluted)	$0.33	$0.49	$0.42	$0.50

Weighted average shares outstanding	37,941,663	29,987,263	27,126,415	24,428,499

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	For the period from January 11, 2017 (commencement of operations) to March 31, 2017
Investment income	$10,774	$6,424	$2,288	$359
Expenses:
Total expenses	3,850	2,670	2,045	1,969
Less: Management fees waiver	–	–	–	(203)

Net expenses	3,850	2,670	2,045	1,766
Net investment income (loss) before taxes	6,924	3,754	243	(1,407)
Income tax expense, including excise tax	–	–	–	–

Net investment income (loss) after taxes	6,924	3,754	243	(1,407)

Net realized and unrealized gains (losses)	94	174	15	232

Net increase in net assets resulting from operations after tax	$7,018	$3,928	$258	$(1,175)

Net investment income per share (basic and diluted)	$0.33	$0.27	$0.05	$(0.94)

Earnings per share (basic and diluted)	$0.33	$0.29	$0.05	$(0.79)

Weighted average shares outstanding	21,138,892	13,716,473	5,342,620	1,494,768

The sum of quarterly per share amounts may not equal per share amounts reported for the year ended December 31, 2018 and the period ended December 31, 2017. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

14.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 28, 2019, the Board of Directors declared a distribution of $0.43 per share payable on April 30, 2019 to stockholders of record as of March 15, 2019.

Goldman Sachs Middle Market Lending Corp. — Tax Information (unaudited)

During the year ended December 31, 2018, the Company designated 97.12% of its distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends, pursuant to Section 871(k) of the Internal Revenue Code.

Pursuant to Section 852 of the Internal Revenue Code, the Company designated $526,538 or, if different, the maximum amount allowable, as capital gain dividends paid during the fiscal year ended December 31, 2018.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The Board of Directors had five formal meetings in 2018. Each director that was a member of the Board of Directors during the fiscal year ended December 31, 2018 attended 100% of the aggregate number of meetings of the Board of Directors and of the respective committees on which he or she served. To promote effectiveness of the Board of Directors, directors are strongly encouraged to attend regularly scheduled Board of Director meetings in person.

Board of Directors and Executive Officers

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Carlos E. Evans (67)	Director since June 2016	Mr. Evans is retired. He is Director, Sykes Enterprises, Inc. (2016–Present); Director, Highwoods Properties, Inc. (2015–Present); Director, Queens University of Charlotte (2015–Present); Director, National Coatings and Supplies Inc. (2015–Present); Director, American Welding & Gas Inc. (2015–Present); and Director, Johnson Management (2015–Present). He was formerly Executive Vice President and Group Head of Wells Fargo Eastern Commercial Banking and National Head of Government and Institutional Banking (2009–2014).	Sykes Enterprises, Inc. (an international provider of outsourced customer contact management services); Highwoods Properties, Inc. (a real estate investment trust); Queens University of Charlotte; National Coatings and Supplies Inc.; American Welding & Gas Inc.; and Johnson Management

Director—the Company

Richard A. Mark (65)	Director since June 2016

Mr. Mark is retired. He is Director, Almost Home Kids (2016–Present). He was formerly Partner, Deloitte & Touche LLP (2002–2015) and Chairman and member of the Audit Committee, Katy Industries, Inc. (2015–2016).

Director—the Company

Almost Home Kids (an organization which provides care to children with complicated health needs)

Timothy J. Leach (63)	Director since July 2016

Mr. Leach is retired. He is Director, Habitat for Humanity of Sonoma County and chair of Habitat Sonoma’s Build & ReBuild Initiative (2017–Present). He was formerly Chief Investment Officer, US Bank Wealth Management (2008–2016).

Director (Chairman)—the Company

Habitat for Humanity of Sonoma County (including chair of Habitat Sonoma’s Build & ReBuild Initiative);

Interested Director*

Katherine (“Kaysie”) Uniacke (58)	Director since June 2016

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

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Brendan McGovern	47	Chief Executive Officer and President	2016
Jon Yoder	45	Chief Operating Officer	2016
Jonathan Lamm	44	Chief Financial Officer and Treasurer	2016
Maya Teufel	46	Chief Compliance Officer	2016
David Yu	37	Executive Vice President and Head of Research	2016
Jordan Walter	38	Executive Vice President	2018
Michael Mastropaolo	40	Executive Vice President	2019
Carmine Rossetti	40	Principal Accounting Officer	2017

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

Timothy J. Leach. Mr. Leach has served on our Board of Directors since July 2016 and on March 2, 2017 was appointed as Lead Independent Director. Mr. Leach was appointed as Chairperson of our Board of Directors on December 11, 2017. Mr. Leach is retired. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Mr. Leach currently serves as a member of the board of Habitat for Humanity of Sonoma County and chair of its Build & ReBuild Initiative. Based on the foregoing, Mr. Leach is experienced with financial and investment matters.

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

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as chief executive officer and president of the Company since June 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC and GS PMMC and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as chief operating officer of the Company since June 2016. Mr. Yoder is chief operating officer of GS BDC and GS PMMC and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as chief financial officer and treasurer of the Company since June 2016. Mr. Lamm is also chief financial officer and treasurer of GS BDC and GS PMMC and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 2002. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Maya Teufel. Ms. Teufel was appointed as chief compliance officer of the Company in December 2016. Ms. Teufel is currently the chief compliance officer of GS BDC and GS PMMC. Ms. Teufel was the Chief Compliance Officer of Goldman Sachs Trust II from September 2016 to August 2018. Prior to joining GSAM in September 2016, she was, from November 2013 to August 2016, the General Counsel and Chief Compliance Officer of Emerging Global Advisors, LLC (currently part of Ameriprise Financial). While at Emerging Global Advisors, Ms. Teufel also held the position of fund chief compliance officer from October 2015 to August 2016. Prior to joining Emerging Global Advisors, she was, from July 2005 to November 2013, Vice President, Corporate Counsel at Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., an insurance and financial services company. Prior to Prudential, Ms. Teufel was an associate in the mergers and acquisitions groups of Sullivan & Cromwell LLP and Gibson, Dunn & Crutcher LLP.

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

Jordan Walter. Mr. Walter was appointed as an executive vice president of the Company in February 2018. Mr. Walter is executive vice president of GS BDC and GS MMLC and a member of the GSAM Credit Alternatives Team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined Goldman Sachs in 2014. Prior to joining Goldman Sachs, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS BDC and GS PMMC and a member of the GSAM Credit Alternatives Team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo began his career investing in middle market credit at General Electric in the Investment Analyst training program at GE Capital.

Carmine Rossetti. Mr. Rossetti has served as principal accounting officer of the Company since May 2017. Mr. Rossetti is also the principal accounting officer of GS BDC and GS PMMC. He is a Vice President in the Finance Division of Goldman Sachs & Co. LLC and head of the GSAM Hedge Fund and BDC Controllers teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

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

The Audit Committee held four formal meetings in 2018.

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

The Governance and Nominating Committee held three formal meetings in 2018.

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

The Compliance Committee held four formal meetings in 2018.

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

The Contract Review Committee had one formal meeting in 2018.

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

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the Investment Company Act and we have also adopted our Investment Adviser’s Code of Ethics in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Codes of Ethics are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. Copies may also be obtained by electronic request to publicinfo@sec.gov.

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

Compensation of Directors

For the year ended December 31, 2018, each Independent Director was compensated with a $125,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $15,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the Year Ended December 31, 2018 (4)	Total Compensation From the Goldman Sachs Fund Complex for the Year Ended December 31, 2018
Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Carlos E. Evans	$125,000	$125,000
Richard A. Mark (2)	$140,000	$140,000
Timothy J. Leach (3)	$150,000	$150,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as audit committee financial expert.

(3)	Includes compensation in his capacity as Lead Independent Director. Mr. Leach was appointed Chairperson in December 2017.

(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2019, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address (1)	Type of Ownership	Number of Shares Owned	Percentage
Interested Director
Kaysie Uniacke	Record/Beneficial	4,146	*

Independent Directors
Carlos E. Evans	Record/Beneficial	8,291	*
Richard A. Mark	Record/Beneficial	12,437	*
Timothy J. Leach	Record/Beneficial	12,437	*

Executive Officers
Brendan McGovern	Record/Beneficial	4,146	*
Jon Yoder	–	–	–
Jonathan Lamm	Record/Beneficial	2,073	*
Maya Teufel	–	–	–
David Yu	Record/Beneficial	1,036	*
Jordan Walter	–	–	–
Michael Mastropaolo	–	–	–
Carmine Rossetti	–	–	–
All officers and directors as a group (12 persons)	Record/Beneficial	44,566	*

(1)	The business address for each of our officers and directors is c/o Goldman Sachs Middle Market Lending Corp., 200 West Street New York, New York 10282.

*	Amount rounds to less than 1%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

The Company is party to an investment management agreement, pursuant to which the Company pays GSAM, a wholly owned subsidiary of GS Group Inc., a quarterly fee for investment management services equal to 0.375% (i.e., an annual rate of 1.50%) of our average NAV (including uninvested cash and cash equivalents), and a two-part incentive fee based on (a) the amount by which our ordinary income exceeds certain “hurdle rates,” and (b) our capital gains. Certain of the Company’s officers are also officers and employees of GSAM.

For the year ended December 31, 2018, the Company paid GSAM a total of $7.80 million in fees pursuant to the Investment Advisory Agreement, which consisted of $7.80 million in management fees and $0.00 million in incentive fees.

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

For the year ended December 31, 2018, the Company paid Goldman Sachs & Co. LLC a total of $0.62 million in fees pursuant to the Transfer Agent Agreement.

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

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were $300,000 and $250,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2018 and December 31, 2017 were $1,133,433 and $1,133,433, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to SSAE 18 reports.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 were $58,000 and $10,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2018 December 31, 2017.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 71 of this Annual Report on Form 10-K.
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

10.6.1

Increasing Lender Agreement, dated as of April 6, 2018, by Citibank, N.A., as Increasing Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.6.2

Joinder Agreement, dated as of April 6, 2018, by Industrial and Commercial Bank of China Limited, New York Branch, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.6.3

Joinder Agreement, dated as of April 6, 2018, by Signature Bank, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

EXHIBIT NO.	EXHIBIT

10.6.4

Joinder Agreement, dated as of August 20, 2018, by Bank of Montreal, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.6.5

Joinder Agreement, dated as of August 20, 2018, by ING Capital LLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.6.6

First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2018, among the Company, as borrower, the lenders party thereto, and SunTrust Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.6.7

Joinder Agreement, dated as of September 17, 2018, by Barclays Bank PLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.6.8

Joinder Agreement, dated as of September 17, 2018, by CIBC Bank USA , as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

14.1	Code of Ethics of the Registrant (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 000-55746), filed on March 1, 2018).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 000-55746), filed on March 1, 2018).

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM  16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2018, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Signature	Title

/s/ Brendan McGovern	Chief Executive Officer and President (Principal Executive Officer)
Brendan McGovern

/s/ Jonathan Lamm	Chief Financial Officer and Treasurer (Principal Financial Officer)
Jonathan Lamm

/s/ Carmine Rossetti	Principal Accounting Officer
Carmine Rossetti

/s/ Timothy J. Leach	Chairman of the Board of Directors
Timothy J. Leach

/s/ Carlos E. Evans	Director
Carlos E. Evans

/s/ Richard A. Mark	Director
Richard A. Mark

/s/ Katherine Uniacke	Director
Katherine Uniacke