Form 10-Q
period 2019-03-31
Goldman Sachs Middle Market Lending Corp.
filed 2019-05-09
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 9, 2019 was 47,291,062.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2019 (unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,224,674 and $1,076,982, respectively)	$1,207,918	$1,069,946
Non-controlled affiliated investments (cost of $36,094 and $36,072, respectively)	37,675	37,239
Cash	11,358	15,010
Unrealized appreciation on foreign currency forward contracts	230	122
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,679	5,977
Deferred financing costs	2,939	3,233
Receivable for investments sold	18	66
Other assets	274	355

Total assets	$1,267,091	$1,131,948

Liabilities

Debt	$344,188	$286,189
Interest and other debt expenses payable	624	727
Management fees payable	3,226	2,899
Incentive fees payable	5,968	3,512
Distribution payable	18,492	16,190
Directors’ fees payable	105	–
Accrued expenses and other liabilities	2,563	2,277

Total liabilities	$375,166	$311,794

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 47,291,062 and 43,004,880 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	47	43
Paid-in capital in excess of par	910,089	827,483
Distributable earnings	(18,211)	(7,372)

TOTAL NET ASSETS	$891,925	$820,154

TOTAL LIABILITIES AND NET ASSETS	$1,267,091	$1,131,948

Net asset value per share	$18.86	$19.07

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$29,375	$15,025
Other income	422	191

Total investment income from non-controlled/non-affiliated investments	29,797	15,216
From non-controlled affiliated investments:
Interest income	667	3
Dividend income	36	11
Other income	7	–

Total investment income from non-controlled affiliated investments	710	14

Total investment income	$30,507	$15,230

Expenses:
Interest and other debt expenses	$4,411	$1,271
Management fees	3,226	1,821
Incentive fees	5,968	244
Offering costs	–	41
Professional fees	283	313
Administration, custodian and transfer agent fees	518	300
Directors’ fees	105	105
Other expenses	205	165

Total expenses	$14,716	$4,260

NET INVESTMENT INCOME BEFORE TAXES	$15,791	$10,970

Income tax expense (benefit), including excise tax	$(7)	$–

NET INVESTMENT INCOME AFTER TAXES	$15,798	$10,970

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(2)	$1,285
Foreign currency forward contracts	12	–
Foreign currency transactions	3	–
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(9,720)	466
Non-controlled affiliated investments	414	(127)
Foreign currency forward contracts	108	–
Foreign currency translations	1,143	–

Net realized and unrealized gains (losses)	$(8,042)	$1,624

(Provision) benefit for taxes on realized gain/loss on investments	$–	$(373)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(103)	–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,653	$12,221

Net investment income (loss) per share (basic and diluted)	$0.36	$0.45
Earnings (loss) per share (basic and diluted)	$0.18	$0.50
Weighted average shares outstanding	43,338,250	24,428,499

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	$15,798	$10,970
Net realized gain (loss)	13	1,285
Net change in unrealized appreciation (depreciation)	(8,055)	339
(Provision) benefit for taxes on realized gain/loss on investments	–	(373)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(103)	–

Net increase (decrease) in net assets resulting from operations	$7,653	$12,221

Distributions to stockholders from:
Distributable earnings	$(18,492)	$(10,427)

Total distributions to stockholders	$(18,492)	$(10,427)

Capital transactions:
Issuance of common shares (4,286,182 and 2,700,602 shares, respectively)	$82,610	$51,856

Net increase (decrease) in net assets resulting from capital transactions	$82,610	$51,856

TOTAL INCREASE (DECREASE) IN NET ASSETS	$71,771	$53,650

Net assets at beginning of period	$820,154	$458,128

Net assets at end of period	$891,925	$511,778

Distributions declared per share	$0.43	$0.43

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$7,653	$12,221
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(167,977)	(117,067)
Payment-in-kind interest capitalized	(289)	–
Investments in affiliated money market fund, net	–	(2,952)
Proceeds from sales of investments and principal repayments	21,590	35,872
Net realized (gain) loss on investments	2	(1,285)
Net change in unrealized (appreciation) depreciation on investments	9,306	(339)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(99)	–
Amortization of premium and accretion of discount, net	(1,040)	(992)
Amortization of deferred financing costs	294	194
Amortization of deferred offering costs	–	41
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(702)	109
(Increase) decrease in receivable for investments sold	48	–
(Increase) decrease in other assets	81	(252)
Increase (decrease) in interest and other debt expenses payable	(103)	(19)
Increase (decrease) in management fees payable	327	269
Increase (decrease) in incentive fees payable	2,456	244
Increase (decrease) in payable for investments purchased	–	127
Increase (decrease) in directors’ fees payable	105	105
Increase (decrease) in accrued expenses and other liabilities	286	734

Net cash provided by (used for) operating activities	$(128,062)	$(72,990)

Cash flows from financing activities:
Proceeds from issuance of common stock	$82,610	$51,856
Distributions paid	(16,190)	(9,272)
Borrowings on debt	169,499	69,000
Repayments of debt	(111,500)	(37,000)

Net cash provided by (used for) financing activities	$124,419	$74,584

Net increase (decrease) in cash	$(3,643)	$1,594
Effect of foreign exchange rate changes on cash and cash equivalents	(9)	–
Cash, beginning of period	15,010	3,537

Cash, end of period	$11,358	$5,131

Supplemental and non-cash financing activities
Interest expense paid	$3,963	$854
Accrued but unpaid offering costs	$–	$20
Accrued but unpaid distributions	$18,492	$10,427
Accrued but unpaid deferred financing costs	$–	$13
Accrued but unpaid excise tax expense	$8	$–

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 139.65% #

Corporate Debt (1) – 137.48%

1st Lien/Senior Secured Debt – 86.23%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.61%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,101	$14,190
Apptio, Inc.(2) (3)	IT Services	9.74%	L + 7.25%; 1.00% Floor	01/10/2025	37,920	37,182	37,161
Apptio, Inc.(2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(61)	(63)
Associations, Inc.(2) (3)	Real Estate Management & Development	9.80%	L + 7.00% (incl. 3.00%PIK); 1.00% Floor	07/30/2024	16,925	16,734	16,755
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.75%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,197	1,994	1,999
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(9)	(8)
Brillio, LLC(2)	IT Services	7.23%	L + 4.75%; 1.00% Floor	02/06/2025	6,600	6,535	6,534
Brillio, LLC(2) (4) (5)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,200	(22)	(22)
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	17,165	17,028	17,036
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,542	4,506	4,508
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.39%	L + 6.75%; 1.00% Floor	11/21/2022	899	885	892
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,560	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.18%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	1,676	1,639
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.41%	L + 7.50%; 1.00% Floor	05/15/2023	3,760	690	677
Collaborative Imaging, LLC^^^ (2)(3)	Health Care Providers & Services	9.25%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,530	12,446
Continuum Managed Services LLC(2)(3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	19,149	18,751	18,862
Continuum Managed Services LLC(2)(3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	5,506	5,402	5,424
Continuum Managed Services LLC(2)(3)	IT Services	8.50%	L + 6.00%; 1.00% Floor	06/08/2023	1,622	1,590	1,597
Continuum Managed Services LLC(2)(3)(4)(5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(35)	(30)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.00%	L + 7.50%; 1.00% Floor	06/10/2024	9,825	9,668	9,702
Dade Paper & Bag, LLC(2) (3)	Distributors	9.50%	L + 7.00%; 1.00% Floor	06/10/2024	1,253	1,242	1,209
Datto, Inc.(2) (3)	IT Services	10.49%	L + 8.00%; 1.00% Floor	12/07/2022	52,418	51,615	52,418
Datto, Inc.(2) (3) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,529	(51)	—
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	5,627	5,602	5,585
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	8.35%	L + 5.75%; 1.00% Floor	06/30/2022	5,446	5,421	5,405
DDS USA Holding, Inc.(2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,533	(7)	(11)
Diligent Corporation(2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€22,996	26,313	25,474
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	2,119	2,094	2,092
Diligent Corporation(2) (3) (4)	Professional Services	8.23%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,547	1,562
Diligent Corporation(2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	732	723	723
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	354	350	350
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	11,551	(133)	(144)
DiscoverOrg, LLC(2)	Software	7.24%	L + 4.50%	02/02/2026	23,700	23,466	23,345
DocuTAP, Inc.(2) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	45,700	—	—
DocuTAP, Inc.(2) (4)	Health Care Technology		L + 5.50%; 1.00% Floor	05/09/2025	7,000	—	—
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.86%	L + 6.25%; 1.00% Floor	09/25/2024	31,723	31,205	31,168
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(28)	(31)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,932	27,813
Fenergo Finance 3 Limited(2) (3) (4)(5)(6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(27)	(34)
Fenergo Finance 3 Limited(2) (3) (4) (5)(6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(41)	(139)
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	11,495	11,272	11,380
FWR Holding Corporation	Hotels, Restaurants & Leisure	7.99%	L + 5.50%; 1.00% Floor	08/21/2023	3,040	3,010	3,009
FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	2,296	2,253	2,273

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

FWR Holding Corporation	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	$1,452	$1,424	$1,438
FWR Holding Corporation(4)	Hotels, Restaurants & Leisure	8.00%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	348	361
FWR Holding Corporation(4) (5)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	7,093	(70)	(71)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	7.99%	L + 5.50%; 1.00% Floor	09/04/2024	14,500	14,232	14,210
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,900	(51)	(58)
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,200	(82)	(144)
Granicus, Inc.(2)	Software	7.35%	L + 4.75%; 1.00% Floor	09/07/2022	12,269	12,149	12,146
Hygiena Borrower LLC	Life Sciences Tools & Services	6.60%	L + 4.00%; 1.00% Floor	08/26/2022	5,355	5,287	5,248
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(7)	(11)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(5)	(16)
iCIMS, Inc.(2) (3)	Software	8.99%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,803	41,742
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(48)	(53)
Integral Ad Science, Inc.(2) (3)	Media	9.75%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	33,921	33,310	33,242
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(45)	(52)
Internet Truckstop Group, LLC(2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	32,540	—	—
Internet Truckstop Group, LLC(2) (4)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,600	—	—
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.49%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,109	49,046
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(61)	(69)
Mailgun Technologies, Inc.(2)	Internet Software & Services	8.61%	L + 6.00%; 1.00% Floor	03/26/2025	19,220	18,836	18,836
Mailgun Technologies, Inc.(2) (4) (5)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	2,230	(44)	(45)
Midwest Transport, Inc.(2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	17,648	17,485	17,471
MMIT Holdings, LLC(2) (3)	Health Care Technology	8.00%	L + 5.50%; 1.00% Floor	11/15/2024	23,541	23,087	23,070
MMIT Holdings, LLC(2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,525	(86)	(90)
Netvoyage Corporation(2) (3)	Software	11.50%	L + 9.00%; 1.00% Floor	03/24/2024	7,998	7,890	7,858
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(7)	(11)
Pathway Vet Alliance LLC(2)	Health Care Providers & Services	7.00%	L + 4.50%	12/20/2024	7,009	6,940	6,939
Pathway Vet Alliance LLC(2) (4)	Health Care Providers & Services	7.00%	L + 4.50%	12/21/2024	2,472	208	209
Picture Head Midco LLC(2) (3)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	32,950	32,354	32,373
Picture Head Midco LLC(2) (3) (4)	Media	9.25%	L + 6.75%; 1.00% Floor	08/31/2023	3,620	1,019	1,023
Power Stop, LLC(2)	Auto Components	7.35%	L + 4.75%	10/19/2025	10,873	10,847	10,764
SF Home Décor, LLC(2) (3)	Household Products	12.11%	L + 9.50%; 1.00% Floor	07/13/2022	24,975	24,433	24,288
Shopatron, LLC(2)	Internet Catalog & Retail	11.61%	L + 9.00%; 1.00% Floor	12/18/2020	6,384	6,262	6,256
SPay, Inc.(2) (3)	Internet Software & Services	8.24%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,482	14,229
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.38%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	623	595
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.55%	L + 5.75%; 1.00% Floor	06/17/2024	8,150	472	258
VRC Companies, LLC(3)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	7,879	7,810	7,801
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.00%	L + 6.50%; 1.00% Floor	03/31/2023	2,191	621	620
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.31%	L + 6.50%; 1.00% Floor	03/31/2022	249	156	155
Wine.com, LLC(2) (3)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,829	8,820
Wrike, Inc.(2) (3)	Professional Services	9.25%	L + 6.75%; 1.00% Floor	12/31/2024	23,044	22,598	22,583
Wrike, Inc.(2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(44)	(46)
Xactly Corporation(2) (3)	Internet Software & Services	9.75%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,890	28,880
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(29)	(33)
Yasso, Inc.(2) (3)	Food Products	10.25%	L + 7.75%; 1.00% Floor	03/23/2022	7,474	7,376	7,156

Total 1st Lien/Senior Secured Debt						771,764	769,138

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

1st Lien/Last-Out Unitranche (7) – 10.58%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.60%	L + 6.00%; 1.00% Floor	02/28/2024	$27,300	$26,538	$26,481
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.61%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	15,416	15,363
RugsUSA, LLC(2) (3)	Household Products	8.61%	L + 6.00%; 1.00% Floor	04/30/2023	8,330	8,260	8,247
Smarsh, Inc.(2) (3)	Software	10.38%	L + 7.88%; 1.00% Floor	03/31/2021	44,768	44,213	44,320

Total 1st Lien/Last-Out Unitranche						94,427	94,411

2nd Lien/Senior Secured Debt – 40.67%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.10%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,232	5,226
Chase Industries, Inc.(2) (3)	Building Products	10.69%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,625	23,510
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(164)	(198)
Country Fresh Holdings, LLC(2) (3) (8)	Food Products		L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,606	1,180
DiscoverOrg, LLC(2)	Software	11.24%	L + 8.50%	02/01/2027	14,600	14,383	14,563
DuBois Chemicals, Inc.(2)	Chemicals	10.50%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,047	23,716
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.72%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,905	24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.24%	L + 7.50%	07/31/2025	10,000	9,767	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(28)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,603	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.35%	L + 7.75%; 1.00% Floor	08/26/2023	970	129	122
ICP Industrial, Inc.(2) (3)	Chemicals	10.74%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,298	28,322
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.30%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,412	21,352
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.49%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,498	19,000
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.75%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,971	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.50%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,096	26,005
RSC Acquisition, Inc.(2) (3)	Insurance	10.50%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,997	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.50%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,770	7,762
RSC Acquisition, Inc.(2) (3)	Insurance	10.68%	L + 8.00%; 1.00% Floor	11/30/2023	6,760	6,627	6,692
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(50)	(61)
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,627	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.50%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,250	6,003
USRP Holdings, Inc.(2) (3)	Insurance	11.35%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,590	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.36%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,558	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.35%	L + 7.75%	07/02/2026	11,770	11,659	11,770
Xcellence, Inc.(2) (3)	IT Services	11.24%	L + 8.75%; 1.00% Floor	06/22/2024	18,400	17,999	18,078
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.35%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,129	21,103
Zep Inc.(2)	Chemicals	10.85%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,843	26,840

Total 2nd Lien/Senior Secured Debt						377,379	362,714

Total Corporate Debt						1,243,570	1,226,263

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 0.97%
Accuity Delivery Systems, LLC^ (2) (3) (9) (10)	Health Care Providers & Services				136,589	$4,500	$5,850
Wine.com, LLC(2) (3) (9) (10)	Beverages				314,154	2,700	2,780

Total Preferred Stock						7,200	8,630

Portfolio Company	Industry				Shares	Cost	Fair Value

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (10)	Health Care Providers & Services				11,719	$1,580	$1,780
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (9) (10)	Health Care Providers & Services				11,060	220	246
Continuum Managed Services LLC – Class A(2) (3) (9) (10)	IT Services				663	663	779
Continuum Managed Services LLC – Class B(2) (3) (9) (10)	IT Services				449,713	7	765
Elah Holdings, Inc.^ (2) (3) (9) (10)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (9) (10)	Health Care Providers & Services				500	500	232
Wrike, Inc.(2) (3) (9) (10)	Professional Services				494,952	3,075	3,559
Yasso, Inc.(2) (3) (9) (10)	Food Products				790	790	176

Total Common Stock						9,998	10,700

TOTAL INVESTMENTS – 139.65%						$1,260,768	$1,245,593

LIABILITIES IN EXCESS OF OTHER ASSETS – (39.65%)							$(353,668)

NET ASSETS – 100.00%							$891,925

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.71%, 2.66%, 2.60%, 2.56%, 2.49% and 2.42%, respectively. As of March 31, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2019.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019 the aggregate fair value of these securities is $27,886 or 2.20% of the Company’s total assets.

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

(8)	The investment is on non-accrual status as of March 31, 2019. See Note 2 “Significant Accounting Policies”.
(9)	Non-income producing security.
(10)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2019, the aggregate fair value of these securities is $19,330 or 2.17% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Class C – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A	USD 486	EUR 412	04/03/2019	$24
Bank of America, N.A	USD 423	EUR 357	05/06/2019	21
Bank of America, N.A	USD 514	EUR 432	07/03/2019	26
Bank of America, N.A	USD 426	EUR 357	08/05/2019	22
Bank of America, N.A	USD 541	EUR 451	10/04/2019	27
Bank of America, N.A	USD 444	EUR 369	11/05/2019	23
Bank of America, N.A	USD 540	EUR 446	01/06/2020	28
Bank of America, N.A	USD 547	EUR 448	04/06/2020	29
Bank of America, N.A	USD 549	EUR 446	07/06/2020	30

				$230

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

1st Lien/Senior Secured Debt – 78.63%
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

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	$25,400	$24,892	$24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	10,000	9,760	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(30)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,601	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	970	128	121
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,276	28,250
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,168	7,056
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,109	17,325
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,484	19,000
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,958	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,082	25,894
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,993	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.80%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,767	7,762
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(52)	(61)
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,616	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,249	6,089
USRP Holdings, Inc.(2) (3)	Insurance	11.55%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,587	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.43%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,557	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	11,770	11,657	11,417
Xcellence, Inc.(2) (3)	IT Services	11.57%	L + 8.75%; 1.00% Floor	06/22/2024	18,400	17,986	18,032
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,115	21,103
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,826	27,755

Total 2nd Lien/Senior Secured Debt						359,039	353,765

Total Corporate Debt						1,095,856	1,089,260

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value
Preferred Stock (1) – 0.99%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services				136,589	$4,500	$5,400
Wine.com, LLC(2) (8) (9)	Beverages				314,154	2,700	2,700

Total Preferred Stock						7,200	8,100

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (8)	Health Care Providers & Services				11,719	1,580	1,842
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services				11,060	220	306
Continuum Managed Services LLC – Class A(2) (3) (8) (9)	IT Services				663	663	762
Continuum Managed Services LLC – Class B (2) (3) (8) (9)	IT Services				449,713	7	243
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services				500	500	265
Wrike, Inc.(2) (8) (9)	Professional Services				494,952	3,075	3,075
Yasso, Inc.(2) (3) (8) (9)	Food Products				790	790	169

Total Common Stock						9,998	9,825

TOTAL INVESTMENTS – 135.00%						$1,113,054	$1,107,185

LIABILITIES IN EXCESS OF OTHER ASSETS – (35.00%)							$(287,031)

NET ASSETS – 100.00%							$820,154

#	Percentages are based on net assets.
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

(8)

Securities exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2018, the aggregate fair value of these securities is $17,925 or 2.19% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three months ended March 31, 2019 and 2018, the Company earned $72 and $537 in prepayment premiums, respectively, and $114 and $550 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had one investment on non-accrual status, which represented 0.9% and 0.1% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Company’s Board of Directors within the meaning of the Investment Company Act.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment decision making process;

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $11,358 and $15,010, respectively. Foreign currency of $414 (acquisition cost of $422) and $252 (acquisition cost of $250) is included in cash as of March 31, 2019 and December 31, 2018, respectively.

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

To maintain our tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three months ended March 31, 2019 and 2018, the Company accrued excise tax of $0 and $0, respectively. As of March 31, 2019, $8 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $373, respectively. For the three months ended March 31, 2019 and 2018, the Company accrued provision for taxes on unrealized gains on investments of $103 and $0, respectively. As of March 31, 2019, $862 of income taxes remained payable.

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Offering Costs

Offering costs consist primarily of fees and expenses incurred in connection with the continuous offering of shares, including legal, printing and other costs, as well as costs associated with the preparation and filing of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the date of commencement of operations. All costs have been fully amortized through January 11, 2018.

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

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the three months ended March 31, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the Three Months Ended March 31, 2018
Net investment income	$(10,427)
Total distributions to stockholders	$(10,427)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three months ended March 31, 2019 and 2018, Management Fees amounted to $3,226 and $1,821, respectively. As of March 31, 2019, net Management Fees payable amounted to $3,226.

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

For the three months ended March 31, 2019 and 2018, the Company accrued an Incentive Fee based on income of $5,968 and $0, respectively. As of March 31, 2019, $5,968 remained payable.

For the three months ended March 31, 2019 and 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $0 and $244, respectively, for which none were realized.

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

For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $260 and $154, respectively. As of March 31, 2019, $168 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”), with GS & Co. pursuant to which GS & Co. serves as the Company’s transfer agent (“Transfer Agent”), registrar and disbursing agent. The Company pays the Transfer Agent fees at an annual rate of 0.12% of the average NAV of the Company at the end of the then-current quarter and the prior calendar quarter (and, in the case of the Company’s first quarter, the Company’s NAV as of such quarter-end).

For the three months ended March 31, 2019 and 2018, the Company incurred expenses for services provided by the Transfer Agent of $258 and $146, respectively. As of March 31, 2019, $258 remained payable.

Affiliates

The Company’s investments in affiliates for the three months ended March 31, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of March 31, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$56,814	$(56,814)	$–	$–	$–	$17
Accuity Delivery Systems, LLC	19,482	17	–	–	541	20,040	375
Collaborative Imaging, LLC	14,594	5	–	–	(127)	14,472	318
Elah Holdings, Inc.	3,163	–	–	–	–	3,163	–
Total Non-Controlled Affiliates	$37,239	$56,836	$(56,814)	$–	$414	$37,675	$710

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gains/(Losses)	Change in Unrealized Gains/(Losses)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$–	(4)	$212,620	$(212,620)	$–	$–	$–	$55
Accuity Delivery Systems, LLC	–		18,584	–	–	898	19,482	810
Collaborative Imaging, LLC	–		14,325	–	–	269	14,594	999
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–
Total Non-Controlled Affiliates	$–	(4)	$248,692	$(212,620)	$–	$1,167	$37,239	$1,864

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2019 and December 31, 2018, there were $544 and $475, respectively, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the Company and GSAM, Goldman Sachs BDC, Inc. (“GS BDC”) and Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) received exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, GS PMMC and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments consisted of the following:

	March 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$771,764	$769,138	$646,334	$644,913
1st Lien/Last-Out Unitranche	94,427	94,411	90,483	90,582
2nd Lien/Senior Secured Debt	377,379	362,714	359,039	353,765
Preferred Stock	7,200	8,630	7,200	8,100
Common Stock	9,998	10,700	9,998	9,825
Total Investments	$1,260,768	$1,245,593	$1,113,054	$1,107,185

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.5%	16.1%	8.5%	11.5%
IT Services	11.4	15.9	8.8	11.8
Internet Software & Services	10.8	15.0	10.4	14.1
Health Care Providers & Services	8.3	11.5	8.6	11.6
Diversified Financial Services	6.3	8.9	7.5	10.1
Chemicals	6.3	8.8	7.2	9.8
Health Care Technology	6.1	8.5	5.6	7.5
Media	5.3	7.5	6.0	8.1
Professional Services	4.5	6.3	5.2	7.1
Health Care Equipment & Supplies	3.5	4.9	3.9	5.3
Road & Rail	3.5	4.9	3.9	5.3
Insurance	3.0	4.2	2.8	3.8
Household Products	2.6	3.7	3.0	4.0
Diversified Telecommunication Services	2.5	3.5	2.8	3.8
Internet Catalog & Retail	2.0	2.8	1.7	2.3
Air Freight & Logistics	2.0	2.7	2.2	3.0
Building Products	1.9	2.6	2.1	2.8
Real Estate Management & Development	1.5	2.1	1.6	2.2
Hotels, Restaurants & Leisure	1.5	2.1	1.4	1.9
Beverages	0.9	1.3	1.0	1.4
Distributors	0.9	1.2	1.0	1.3
Auto Components	0.9	1.2	1.0	1.3
Commercial Services & Supplies	0.7	1.0	0.6	0.8
Food Products	0.7	1.0	1.6	2.1
Life Sciences Tools & Services	0.6	0.9	0.7	1.0
Containers & Packaging	0.5	0.7	0.6	0.7
Capital Markets	0.3	0.4	0.3	0.4
Transportation Infrastructure(1)	0.0	0.0	–	–
Total	100.0%	139.7%	100.0%	135.0%

(1)	Position is an unfunded loan commitment

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2019	December 31, 2018
United States	97.8%	97.4%
Ireland	2.2	2.6
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$660,565	• Discount Rate	7.9% – 13.0% (9.6%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$94,411	• Discount Rate	8.7% – 10.8% (10.5%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$253,817	• Discount Rate	10.6% – 11.7% (11.2%)
Collateral analysis
		• Recovery Rate	10.0%
Equity	Preferred Stock	Comparable multiples:
	$8,630	• EV/EBITDA(5)	3.7x – 26.9x (15.8x)
Comparable multiples:
		• EV/Revenue	1.4x – 3.3x (1.1x)
	Common Stock	Discounted cash flows:
	$10,700	• Discount Rate	15.0% – 30.8% (25.0%)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 12.7x (12.1x)
Comparable multiples:
		• EV/Revenue	5.0x – 19.2x (8.5x)

(1)

Included within Level 3 Assets of $1,163,400 is an amount of $135,277 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

(5)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$499,548	• Discount Rate	8.4% – 13.0% (9.9%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$90,582	• Discount Rate	9.3% – 10.9% (10.6%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$227,093	• Discount Rate	10.8% – 16.5% (11.5%)

Level 3 Instruments	Level 3 Assets as of December 31, 2018(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2018
Equity	Preferred Stock	Comparable multiples:
	$5,400	• EV/EBITDA(5)	4.0x – 27.6x (18.9x)

	Common Stock	Discounted cash flows:
	$6,750	• Discount Rate	14.6% – 31.0% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.4x – 13.0x (11.7x)

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of March 31, 2019:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$23,345	$745,793	$769,138
1st Lien/Last-Out Unitranche	–	–	94,411	94,411
2nd Lien/Senior Secured Debt	–	58,848	303,866	362,714
Preferred Stock	–	–	8,630	8,630
Common Stock	–	–	10,700	10,700
Total	$–	$82,193	$1,163,400	$1,245,593

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$230	$–	$230
Total	$–	$230	$–	$230

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$644,913	$644,913
1st Lien/Last-Out Unitranche	–	–	90,582	90,582
2nd Lien/Senior Secured Debt	–	53,649	300,116	353,765
Preferred Stock	–	–	8,100	8,100
Common Stock	–	–	9,825	9,825
Total	$–	$53,649	$1,053,536	$1,107,185

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$122	$–	$122
Total	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the three months ended March 31, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of March 31, 2019
1st Lien/Senior Secured Debt	$644,913	$115,567	$(4)	$(1,084)	$(14,277)	$678	$–	$–	$745,793
1st Lien/Last-Out Unitranche	90,582	3,940	–	(115)	(113)	117	–	–	94,411
2nd Lien/Senior Secured Debt	300,116	25,296	–	(8,469)	(7,200)	212	–	(6,089)	303,866
Preferred Stock	8,100	–	–	530	–	–	–	–	8,630
Common Stock	9,825	–	–	875	–	–	–	–	10,700
Total assets	$1,053,536	$144,803	$(4)	$(8,263)	$(21,590)	$1,007	$–	$(6,089)	$1,163,400

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at March 31, 2019 totaled $(8,380) consisting of the following: 1st Lien/Senior Secured Debt $(1,089), 1st Lien/Last-Out Unitranche $(115), 2nd Lien/Senior Secured Debt $(8,581), Preferred Stock $530 and Common Stock $875.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the three months ended March 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the three months ended March 31, 2018, there were no transfers between levels.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 356% and 381%, respectively.

The Company’s outstanding debt as of March 31, 2019 and December 31, 2018 was as follows:

	As of
	March 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
SunTrust Revolving Credit Facility (1)(2)	$600,000	$255,699	$344,188	$600,000	$314,401	$286,189
Total Debt	$600,000	$255,699	$344,188	$600,000	$314,401	$286,189

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of March 31, 2019, the Company had outstanding borrowings denominated in USD of $290,400 and in Euros (EUR) of EUR 47,950. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $231,250 and in Euros (EUR) of EUR 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2019 and for the year ended December 31, 2018 were 4.43% and 4.20%, respectively.

SunTrust Revolving Credit Facility

On September 11, 2017, the Company entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. The Company amended the SunTrust Revolving Credit Facility on September 17, 2018.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of March 31, 2019, total commitments under the SunTrust Revolving Credit Facility were $600,000. The accordion feature of the SunTrust Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800,000.

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

Costs of $4,451 were incurred in connection with obtaining and amending the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of March 31, 2019 and December 31, 2018, deferred financing costs were $2,939 and $3,233, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Borrowing interest expense	$3,874	$894
Facility fees	242	183
Amortization of financing costs	295	194
Total	$4,411	$1,271
Weighted average interest rate	4.43%	3.92%
Average outstanding balance	$355,006	$92,511

7.	DERIVATIVES

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

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statements of Assets and Liabilities as due to/due from a broker. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that they believe to be in good standing and by monitoring the financial stability of those counterparties.

For the three months ended March 31, 2019, the Company’s average U.S. dollars notional exposure to foreign currency forward contracts was $4,788. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of March 31, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$230	$–	$230	$–	$230
Total	$230	$–	$230	$–	$230

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018 was as follows:

	March 31, 2019	March 31, 2018
Net realized gain (loss) on foreign currency forward contracts	$12	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	108	–
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$120	$–

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	March 31, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,035,013	$124,438	88%	$1,035,043	$207,078	80%

Portfolio	Company Commitments

The Company may enter into investment commitments either verbally or through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement to fund investments. As of March 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	March 31, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	–	$–	$–	3/31/2019	$3,620	$(72)
VRC Companies, LLC	–	–	–	9/27/2019	1,238	(12)
DocuTAP, Inc.	9/5/2019	6,825	–	–	–	–
DocuTAP, Inc.	9/5/2019	44,558	–	–	–	–
VRC Companies, LLC	1/28/2020	1,549	(15)	–	–	–
Businessolver.com, Inc.	5/15/2020	2,754	(56)	5/15/2020	3,350	(68)
SPay, Inc.	6/15/2020	7,531	(266)	6/15/2020	8,069	(204)
Hygiena Borrower LLC	6/29/2020	808	(16)	6/29/2020	808	(16)
Diligent Corporation	–	–	–	8/3/2020	354	(4)
Gastro Health Holdco, LLC	9/4/2020	7,146	(144)	9/4/2020	7,146	(144)
Diligent Corporation	12/19/2020	11,551	(144)	12/19/2020	13,670	(171)
Pathway Vet Alliance LLC	12/21/2020	2,250	(11)	–	–	–
Brillio, LLC	2/6/2021	2,200	(22)	–	–	–
FWR Holding Corporation	2/28/2021	7,093	(71)	–	–	–
Associations, Inc.	7/30/2021	2,156	(22)	7/30/2021	2,696	(27)
Netvoyage Corporation	3/24/2022	610	(11)	3/24/2022	610	(8)
VRC Companies, LLC	3/31/2022	91	(1)	3/31/2022	122	(1)
Diligent Corporation	4/14/2022	216	(3)	4/14/2022	1,080	(14)
Continuum Managed Services LLC	6/8/2022	2,000	(30)	6/8/2022	2,000	(40)
DDS USA Holding, Inc.	6/30/2022	1,533	(11)	6/30/2022	1,533	(12)
Xactly Corporation	7/29/2022	2,177	(33)	7/29/2022	2,177	(33)
Hygiena Borrower LLC	8/26/2022	550	(11)	8/26/2022	550	(11)
Lithium Technologies, Inc.	10/3/2022	3,448	(69)	10/3/2022	3,448	(69)
Datto, Inc.	12/7/2022	3,529	–	12/7/2022	3,529	(26)
Businessolver.com, Inc.	5/15/2023	3,008	(60)	5/15/2023	2,256	(45)
Integral Ad Science, Inc.	7/19/2023	2,586	(52)	7/19/2023	2,586	(52)
FWR Holding Corporation	8/21/2023	1,129	(11)	8/21/2023	941	(19)
Picture Head Midco LLC	8/31/2023	2,509	(44)	8/31/2023	2,509	(51)
Gastro Health Holdco, LLC	9/4/2023	2,900	(58)	9/4/2023	2,900	(58)
Empirix, Inc.	9/25/2023	1,800	(31)	9/25/2023	1,800	(32)
SPay, Inc.	6/17/2024	978	(34)	6/17/2024	435	(11)
Associations, Inc.	7/30/2024	836	(8)	7/30/2024	836	(8)
Fenergo Finance 3 Limited(3)	9/5/2024	2,468	(139)	9/5/2024	2,521	(87)
Fenergo Finance 3 Limited	9/5/2024	1,683	(34)	9/5/2024	1,683	(34)
iCIMS, Inc.	9/12/2024	2,662	(53)	9/12/2024	2,662	(53)
MMIT Holdings, LLC	11/15/2024	4,525	(90)	11/15/2024	3,620	(72)
Wrike, Inc.	12/31/2024	2,300	(46)	12/31/2024	2,300	(46)
Apptio, Inc.	1/10/2025	3,160	(63)	1/10/2025	3,097	–
Apptio, Inc.	–	–	–	1/10/2025	37,161	–
Mailgun Technologies, Inc.	3/26/2025	2,230	(45)	–	–	–
Internet Truckstop Group, LLC	4/2/2025	31,727	–	–	–	–
Internet Truckstop Group, LLC	4/2/2025	2,535	–	–	–	–
Total 1st Lien/Senior Secured Debt		$179,611	$(1,704)		$123,307	$(1,500)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	$3,940	$(118)	2/28/2020	$7,880	$(236)
Total 1st Lien/Last-Out Unitranche		$3,940	$(118)		$7,880	$(236)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	3/5/2020	$6,100	$(61)	3/5/2020	$6,100	$(61)
USRP Holdings, Inc.	3/29/2020	816	(10)	3/29/2020	816	(10)
Chase Industries, Inc.	5/11/2020	6,100	(198)	5/11/2020	6,100	(198)
Hygiena Borrower LLC	6/29/2020	823	(15)	6/29/2020	823	(15)
Genesis Acquisition Co.	7/31/2020	2,469	(69)	7/31/2020	2,469	(69)
Total 2nd Lien/Senior Secured Debt		$16,308	$(353)		$16,308	$(353)
Total		$199,859	$(2,175)		$147,495	$(2,089)

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

(3)

Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of March 31, 2019 and December 31, 2018.

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

9.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019:

Share Issue Date	Shares Issued	Proceeds Received
March 25, 2019	4,286,182	$82,610
Total capital drawdowns	4,286,182	$82,610

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
Total capital drawdowns	2,700,602	$51,856

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 28, 2019	March 15, 2019	April 30, 2019	$0.43

The following table reflects the distributions declared on shares of the Company’s common stock for the three months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator for basic and diluted earnings per share - increase in net assets resulting from operations	$7,653	$12,221
Denominator for basic and diluted earnings per share - weighted average shares outstanding	43,338,250	24,428,499
Basic and diluted earnings per share	$0.18	$0.50

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
Per Share Data:(1)
NAV, beginning of period	$19.07		$18.89
Net investment income (loss)	0.36		0.45
Net realized and unrealized gains (losses)(2)	(0.14)		0.10
Income tax provision, realized and unrealized gains	(0.00	)(7)	(0.02)

Net increase (decrease) in net assets resulting from operations(2)	0.22		0.53
Distributions declared from net investment income(3)	(0.43)		(0.43)

Total increase (decrease) in net assets	(0.21)		0.10

NAV, end of period	$18.86		$18.99

Shares outstanding, end of period	47,291,062		26,949,061
Weighted average shares outstanding	43,338,250		24,428,499
Total return based on NAV(4)	1.15%		2.81%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$891,925		$511,778
Ratio of net expenses to average net assets(5)	7.25%		3.43%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.12%		2.27%
Ratio of interest and other debt expenses to average net assets(5)	2.18%		1.11%
Ratio of incentive fees to average net assets(5)	2.95%		0.05%
Ratio of total expenses to average net assets(5)	7.25%		3.43%
Ratio of net investment income (loss) to average net assets(5)	7.80%		9.92%
Average debt outstanding	$355,006		$92,511
Average debt per share(6)	$8.19		$3.79
Portfolio turnover	2%		6%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	For the three months ended March 31, 2019 and 2018, the amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
(7)	Amount rounds to $(0.00).

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On May 9, 2019, the Board of Directors declared a distribution of $0.43 per share payable on July 31, 2019 to stockholders of record as of June 14, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through March 31, 2019, we originated $1.58 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2018.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). We have entered into a revolving credit facility with SunTrust Bank, as administrative agent (the “SunTrust Revolving Credit Facility”), which allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks.

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 356% and 381%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of March 31, 2019 and December 31, 2018, our portfolio consisted of the following:

	As of
	March 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$771.76	$769.14	61.7%	$646.33	$644.91	58.2%
First Lien/Last-Out Unitranche	94.43	94.41	7.6	90.48	90.58	8.2
Second Lien/Senior Secured Debt	377.38	362.71	29.1	359.04	353.77	32.0
Preferred Stock	7.20	8.63	0.7	7.20	8.10	0.7
Common Stock	10.00	10.70	0.9	10.00	9.83	0.9

Total Investments	$1,260.77	$1,245.59	100.0%	$1,113.05	$1,107.19	100.0%

As of March 31, 2019 and December 31, 2018, the weighted average yield on our portfolio by asset type, at amortized cost and fair value, was as follows:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.7%	9.8%	9.9%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.8	10.8	11.0	10.9
Second Lien/Senior Secured Debt(2)	10.8	11.4	11.2	11.5
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	10.0%	10.2%	10.3%	10.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019	December 31, 2018
Number of portfolio companies	62	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.7x
Weighted average interest coverage(3)	2.1x	2.1x
Median EBITDA(3)	$38.41 million	$45.11 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 31.5% and 32.5%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$52.42	4.2%	$–	–%
Grade 2	1,191.58	95.7	1,097.23	99.1
Grade 3	0.41	0.0	9.96	0.9
Grade 4	1.18	0.1	–	–

Total Investments	$1,245.59	100.0%	$1,107.19	100.0%

The increase in investments with a grade 1 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one portfolio company with an aggregate fair value of $52.42 million being upgraded due to a potential exit. The increase in investments with a grade 2 investment performance rating as of March 31, 2019 compared to December 31, 2018 was primarily driven by an increase in net investment activity. The decrease in investments with a grade 3 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one investment with a fair value of $1.18 million being downgraded to grade 4 investment performance rating due to its placement on non-accrual status, partially offset by one investment with a fair value of $0.23 million being downgraded to grade 3 investment performance rating due to financial underperformance. The increase in investments with a grade 4 investment performance rating as of March 31, 2019 compared to December 31, 2018 was driven by one investment with a fair value of $1.18 million being placed on non-accrual status due to financial underperformance.

The following table shows the amortized cost of our performing and non-accrual investments as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,249.16	99.1%	$1,113.05	100.0%
Non-accrual	11.61	0.9	–	–

Total Investments	$1,260.77	100.0%	$1,113.05	100.0%

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

The following table shows our investment activity for the three months ended March 31, 2019 and 2018 by investment type:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
	($ in millions)
New investment commitments at cost:
Gross originations	$219.88	$137.67
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$219.88	$137.67
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$194.58	$25.28
First Lien/Last-Out Unitranche	–	74.38
Second Lien/Senior Secured Debt	25.30	36.21
Preferred Stock	–	–
Common Stock	–	1.80

Total	$219.88	$137.67

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$10.12	$3.80
First Lien/Last-Out Unitranche	0.11	21.80
Second Lien/Senior Secured Debt	7.20	8.37
Preferred Stock	–	–
Common Stock	–	1.79

Total	$17.43	$35.76

Net increase (decrease) in portfolio	$202.45	$101.91

Number of new portfolio companies with new investment commitments(3)	8	5
Total new investment commitment amount in new portfolio companies(3)	$185.20	$47.88
Average new investment commitment amount in new portfolio companies(3)	$23.15	$9.58
Number of existing portfolio companies with new investment commitments(3)	5	6
Total new investment commitment amount in existing portfolio companies(3)	$34.68	$89.78
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.7	5.6
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	99.3%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	–%	0.7%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.9%	10.4%
Weighted average yield on new investment commitments(2)(3)(6)	8.9%	10.2%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.8%	9.8%
Weighted average yield on investments sold or paid down(8)(9)	10.8%	9.3%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Total investment income	$30.51	$15.23

Net expenses	(14.72)	(4.26)

Net investment income before taxes	15.79	10.97
Income tax expense (benefit), including excise tax	(0.01)	–
Net investment income after taxes	15.80	10.97
Net realized gain (loss) on investments	–	1.28
Net realized gain (loss) on foreign currency transactions	0.02	–
Net unrealized appreciation (depreciation) on investments	(9.31)	0.34
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.25	–
Income tax provision, realized and unrealized gain	(0.11)	(0.37)

Net increase in net assets resulting from operations	$7.65	$12.22

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Interest	$30.04	$15.03
Dividend income	0.04	0.01
Other income	0.43	0.19

Total investment income	$30.51	$15.23

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $15.03 million for the three months ended March 31, 2018 to $30.04 million for the three months ended March 31, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $605.00 million as of March 31, 2018 to $1,260.77 million as of March 31, 2019. The increase was partially offset by the placement of one investment on non-accrual status. Included in interest for the three months ended March 31, 2019 and for the three months ended March 31, 2018 is $0.07 million and $0.54 million, respectively, in prepayment premiums and $0.11 million and $0.55 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income for the three months ended March 31, 2019 remained relatively consistent as compared to the three months ended March 31, 2018.

Other income increased from $0.19 million for the three months ended March 31, 2018 to $0.43 million for the three months ended March 31, 2019, which resulted primarily from an increase in the size of our portfolio.

Expenses

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Interest and other debt expenses	$4.41	$1.27
Management fees	3.23	1.82
Incentive fees	5.97	0.24
Offering costs	–	0.04
Professional fees	0.28	0.31
Administration, custodian and transfer agent fees	0.52	0.30
Directors’ fees	0.11	0.11
Other expenses	0.20	0.17

Total expenses	$14.72	$4.26

Interest and other debt expenses

Interest and other debt expense increased from $1.27 million for the three months ended March 31, 2018 to $4.41 million for the three months ended March 31, 2019 primarily due to the increase in the weighted average interest rate for the SunTrust Revolving Credit Facility from 3.92% to 4.43% and the increase in average aggregate daily borrowings from $92.51 million to $355.01 million.

Management Fees and Incentive Fees

Management Fees increased from $1.82 million for the three months ended March 31, 2018 to $3.23 million for the three months ended March 31, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $0.00 million for the three months ended March 31, 2018 to $5.97 million for the three months ended March 31, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio. The accrual for Incentive Fees based on capital gains under accounting principles generally accepted in the United States of America (“GAAP”) decreased from $0.24 million for the three months ended March 31, 2018 to $0.00 million for the three months ended March 31, 2019, for which none were realized, as a result of a decrease in net unrealized appreciation (depreciation) on investments.

Offering costs

Offering costs decreased from $0.04 million for the three months ended March 31, 2018 to $0.00 million for the three months ended March 31, 2019, as all costs were fully amortized as of January 11, 2018.

Professional fees and other general and administrative expenses

Professional fees for the three months ended March 31, 2019 remained relatively consistent as compared to the three months ended March 31, 2018. Other general and administrative expenses increased from $0.58 million for the three months ended March 31, 2018 to $0.83 million for the three months ended March 31, 2019 primary related to administration, custodian and transfer agent fees due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three months ended March 31, 2019 and 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	($ in millions)
myON, LLC	$–		$1.29
Other, net	–	(1)	(0.01)

Net realized gain (loss) on investments	$–	(1)	$1.28

(1)	Amount rounds to less than $(0.00) million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the three months ended March 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and for the three months ended March 31, 2018 was as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Unrealized appreciation	$3.17	$1.07
Unrealized depreciation	(12.48)	(0.73)

Net change in unrealized appreciation (depreciation) on investments	$(9.31)	$0.34

The change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2019 and for the three months ended March 31, 2018 consisted of the following:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.54	$–
Continuum Managed Services LLC – Class B	0.52	0.21
Country Fresh Holdings, LLC	(8.61)	(0.13)
Diligent Corporation	(0.59)	–
Fenergo Finance 3 Limited	(0.67)	–
Odyssey Logistics & Technology Corporation	0.10	0.14
Wrike, Inc.	0.47	–
Yasso, Inc.	0.04	(0.13)
Zep Inc.	(0.93)	0.06
Other, net(1)	(0.18)	0.19

Total	$(9.31)	$0.34

(1)

For the three months ended March 31, 2019 and for the three months ended March 31, 2018, Other, net includes gross unrealized appreciation of $1.51 million and $0.67 million, respectively, and gross unrealized depreciation of $(1.69) million and $(0.48) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2019 was primarily driven by the unrealized depreciation in Country Fresh Holdings, LLC, which was placed on non-accrual status due to financial underperformance.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of March 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 356% and 381%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into commitments either verbally or through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2019, we had cash of approximately $11.36 million. Cash used by operating activities for the three months ended March 31, 2019 was approximately $128.06 million, primarily driven by net purchases of investments of $146.39 million, an increase in net assets resulting from operations of $7.65 million and proceeds from other operating activities of $10.68 million. Cash provided by financing activities for the three months ended March 31, 2019 was approximately $124.42 million, primarily driven by proceeds from the issuance of common stock of $82.61 million and net borrowings on debt of $58.00 million, partially offset by distributions paid of $16.19 million.

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

As of March 31, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.01	$124.44	88%	$1,035.04	$207.08	80%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the three months ended March 31, 2019:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 25, 2019	4,286,182	$82.61
Total capital drawdowns	4,286,182	$82.61

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the three months ended March 31, 2018:

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

The following table shows our contractual obligations as of March 31, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$290.40	$–	$290.40	$–	$–
SunTrust Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

SunTrust Revolving Credit Facility

On September 11, 2017, we entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. We amended the SunTrust Revolving Credit Facility on September 17, 2018.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of March 31, 2019, total commitments under the SunTrust Revolving Credit Facility were $600.00 million. The accordion feature of the SunTrust Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800.00 million.

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

As of March 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of March 31, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$179.61	$123.31
First Lien/Last-Out Unitranche	3.94	7.88
Second Lien/Senior Secured Debt	16.31	16.31

Total	$199.86	$147.50

As of March 31, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.01	$124.44	88%

RECENT DEVELOPMENTS

On May 9, 2019, our Board of Directors declared a distribution of $0.43 per share payable on July 31, 2019 to stockholders of record as of June 14, 2019.

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

(3)

The Independent Valuation Advisors’ preliminary valuations are reviewed by our Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the Controllers Department within the Finance Division of Goldman Sachs. The Independent Valuation Advisors’ ranges are compared to our Investment Adviser’s valuations to ensure our Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Private Investment Valuation and Side Pocket Working Group of the Investment Management Division Valuation Committee, which is comprised of representatives from GSAM who are independent of the investment making decision process;

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2019, we had one investment on non-accrual status, which represented 0.9% and 0.1% of the total investments at amortized cost and at fair value, respectively. As of December 31, 2018, we had no investments on non-accrual status.

Distribution Policy

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. Future quarterly distributions, if any, will be determined by our Board of Directors. All distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods.

We have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. To maintain our tax treatment as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. The distributions we pay to our stockholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Stockholders should read carefully any written disclosure regarding a distribution from us and should not assume that the source of any distribution is our net ordinary income or capital gains.

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

As of March 31, 2019 and December 31, 2018, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$33.41	$(9.67)	$23.74
Up 200 basis points	22.28	(6.44)	15.84
Up 100 basis points	11.14	(3.22)	7.92
Up 75 basis points	8.35	(2.42)	5.93
Up 50 basis points	5.57	(1.61)	3.96
Up 25 basis points	2.78	(0.81)	1.97
Down 25 basis points	(2.78)	0.81	(1.97)
Down 50 basis points	(5.57)	1.61	(3.96)
Down 75 basis points	(8.35)	2.42	(5.93)
Down 100 basis points	(11.14)	3.22	(7.92)
Down 200 basis points	(17.48)	6.44	(11.04)
Down 300 basis points	(18.00)	8.04	(9.96)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 1, 2019. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 25, 2019	4,286,182	$82.61
Total capital drawdowns	4,286,182	$82.61

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

None.

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: May 9, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)