Form 10-Q
period 2019-06-30
Goldman Sachs Middle Market Lending Corp.
filed 2019-08-08
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2019 was 49,470,258.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our investment adviser;
•	our expected financings and investments;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with Goldman Sachs Asset Management, L.P. and its affiliates;
•	the ability of our investment adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2019 (unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,379,228 and $1,076,982, respectively)	$1,368,004	$1,069,946
Non-controlled affiliated investments (cost of $36,119 and $36,072, respectively)	38,823	37,239
Cash	11,019	15,010
Unrealized appreciation on foreign currency forward contracts	167	122
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	6,716	5,977
Deferred financing costs	2,781	3,233
Receivable for investments sold	–	66
Other assets	198	355

Total assets	$1,427,708	$1,131,948

Liabilities

Debt	$466,824	$286,189
Interest and other debt expenses payable	685	727
Management fees payable	3,429	2,899
Incentive fees payable	5,372	3,512
Distribution payable	20,335	16,190
Directors’ fees payable	103	–
Accrued expenses and other liabilities	2,229	2,277

Total liabilities	$498,977	$311,794

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 49,470,258 and 43,004,880 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	49	43
Paid-in capital in excess of par	951,632	827,483
Distributable earnings	(22,950)	(7,372)

TOTAL NET ASSETS	$928,731	$820,154

TOTAL LIABILITIES AND NET ASSETS	$1,427,708	$1,131,948

Net asset value per share	$18.77	$19.07

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$34,509	$16,733	$63,884	$31,758
Other income	545	204	967	395

Total investment income from non-controlled/non-affiliated investments	35,054	16,937	64,851	32,153
From non-controlled affiliated investments:
Interest income	665	353	1,332	356
Dividend income	55	8	91	19
Other income	6	3	13	3

Total investment income from non-controlled affiliated investments	726	364	1,436	378

Total investment income	$35,780	$17,301	$66,287	$32,531

Expenses:
Interest and other debt expenses	$5,057	$1,913	$9,468	$3,184
Management fees	3,429	2,018	6,656	3,839
Incentive fees	5,372	(236)	11,340	8
Offering costs	–	–	–	41
Professional fees	452	373	735	686
Administration, custodian and transfer agent fees	552	323	1,070	623
Directors’ fees	108	109	213	214
Other expenses	310	194	514	359

Total expenses	$15,280	$4,694	$29,996	$8,954

NET INVESTMENT INCOME BEFORE TAXES	$20,500	$12,607	$36,291	$23,577

Income tax expense (benefit)	$6	$–	$(1)	$–

NET INVESTMENT INCOME AFTER TAXES	$20,494	$12,607	$36,292	$23,577

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(10,559)	$–	$(10,561)	$1,285
Foreign currency forward contracts	–	–	12	–
Foreign currency transactions	35	–	38	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	5,532	(1,191)	(4,188)	(725)
Non controlled affiliated investments	1,123	(8)	1,537	(135)
Foreign currency forward contracts	(63)	–	45	–
Foreign currency translations	(726)	–	417	–

Net realized and unrealized gains (losses)	$(4,658)	$(1,199)	$(12,700)	$425

(Provision) benefit for taxes on realized gain/loss on investments	$100	$1	$100	$(372)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(340)	–	(443)	–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$15,596	$11,409	$23,249	$23,630

Net investment income per share (basic and diluted)	$0.43	$0.46	$0.80	$0.91
Earnings (loss) per share (basic and diluted)	$0.33	$0.42	$0.51	$0.92
Weighted average shares outstanding	47,386,851	27,126,415	45,373,734	25,784,910

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net assets at beginning of period	$891,925	$511,778	$820,154	$458,128
Increase (decrease) in net assets resulting from operations:
Net investment income after taxes	$20,494	$12,607	$36,292	$23,577
Net realized gain (loss)	(10,524)	–	(10,511)	1,285
Net change in unrealized appreciation (depreciation)	5,866	(1,199)	(2,189)	(860)
(Provision) benefit for taxes on realized gain/loss on investments	100	1	100	(372)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(340)	–	(443)	–

Net increase (decrease) in net assets resulting from operations	$15,596	$11,409	$23,249	$23,630

Distributions to stockholders from:
Distributable earnings	$(20,335)	$(11,588)	$(38,827)	$(22,015)

Total distributions to stockholders	$(20,335)	$(11,588)	$(38,827)	$(22,015)

Capital transactions:
Issuance of common shares (2,179,196, 2,689,865, 6,465,378 and 5,390,467 shares, respectively)	$41,545	$51,620	$124,155	$103,476

Net increase (decrease) in net assets resulting from capital transactions	$41,545	$51,620	$124,155	$103,476

TOTAL INCREASE (DECREASE) IN NET ASSETS	$36,806	$51,441	$108,577	$105,091

Net assets at end of period	$928,731	$563,219	$928,731	$563,219

Distributions declared per share	$0.43	$0.43	$0.86	$0.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$23,249	$23,630
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(418,208)	(228,796)
Payment-in-kind interest capitalized	(537)	–
Investments in affiliated money market fund, net	–	(8)
Proceeds from sales of investments and principal repayments	109,193	36,712
Net realized (gain) loss on investments	10,561	(1,285)
Net change in unrealized (appreciation) depreciation on investments	2,651	860
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(47)	–
Amortization of premium and accretion of discount, net	(3,302)	(1,566)
Amortization of deferred financing costs	600	424
Amortization of deferred offering costs	–	41
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(739)	(401)
(Increase) decrease in receivable for investments sold	66	–
(Increase) decrease in other assets	157	(171)
Increase (decrease) in interest and other debt expenses payable	(42)	150
Increase (decrease) in management fees payable	530	467
Increase (decrease) in incentive fees payable	1,860	8
Increase (decrease) in directors’ fees payable	103	105
Increase (decrease) in accrued expenses and other liabilities	(48)	700

Net cash provided by (used for) operating activities	$(273,953)	$(169,130)

Cash flows from financing activities:
Proceeds from issuance of common stock	$124,155	$103,476
Offering costs paid	–	(2)
Distributions paid	(34,682)	(19,699)
Borrowings on debt	377,785	181,000
Repayments of debt	(197,150)	(92,000)
Financing costs paid	(148)	(539)

Net cash provided by (used for) financing activities	$269,960	$172,236

Net increase (decrease) in cash	(3,993)	3,106
Effect of foreign exchange rate changes on cash and cash equivalents	2	–
Cash, beginning of period	15,010	3,537

Cash, end of period	$11,019	$6,643

Supplemental and non-cash financing activities
Interest expense paid	$8,413	$2,184
Accrued but unpaid offering costs	$–	$18
Accrued but unpaid distributions	$20,335	$11,588
Accrued but unpaid deferred financing costs	$–	$11
Accrued but unpaid excise tax expense	$8	$–
Exchange of investments	$1,054	$994

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 151.48% #

Corporate Debt (1) – 149.05%

1st Lien/Senior Secured Debt – 99.46%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.45%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,120	$14,190
Apptio, Inc.(2) (3)	IT Services	9.67%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,571	45,523
Apptio, Inc.(2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(58)	(63)
Associations, Inc.(2) (3)	Real Estate Management & Development	9.60%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	17,052	16,869	16,881
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.59%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,211	2,398	2,401
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(9)	(8)
Brillio, LLC(2) (3)	IT Services	7.15%	L + 4.75%; 1.00% Floor	02/06/2025	6,600	6,537	6,534
Brillio, LLC(2) (3) (4)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,200	–	(22)
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.28%	L + 6.75%; 1.00% Floor	11/21/2022	18,919	18,766	18,778
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.28%	L + 6.75%; 1.00% Floor	11/21/2022	4,531	4,497	4,497
Bullhorn, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 6.75%; 1.00% Floor	11/21/2022	899	(13)	(7)
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,586	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.02%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	2,423	2,391
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	9.90%	L + 7.50%; 1.00% Floor	05/15/2023	3,760	393	376
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.09%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,536	12,446
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	19,100	18,723	19,100
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	5,492	5,394	5,492
Continuum Managed Services LLC(2) (3)	IT Services	8.41%	L + 6.00%; 1.00% Floor	06/08/2023	1,618	1,588	1,618
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(33)	–
CorePower Yoga, LLC(2)	Diversified Consumer Services	7.08%	L + 4.75%	05/14/2025	11,778	11,604	11,601
CorePower Yoga, LLC(2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(15)	(15)
CorePower Yoga, LLC(2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	3,365	(49)	(50)
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.56%	L + 5.25%; 1.00% Floor	06/30/2022	5,455	5,433	5,414
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.57%	L + 5.25%; 1.00% Floor	06/30/2022	5,432	5,409	5,391
DDS USA Holding, Inc.(2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,533	(6)	(11)
Diligent Corporation(2) (3)	Professional Services	8.31%	L + 5.50%; 1.00% Floor	04/14/2022	€22,938	26,271	25,822
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	2,114	2,091	2,092
Diligent Corporation(2) (3) (4)	Professional Services	8.14%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,550	1,566
Diligent Corporation(2) (3)	Professional Services	8.19%	L + 5.50%; 1.00% Floor	04/14/2022	730	722	723
Diligent Corporation(2) (3)	Professional Services	8.35%	L + 5.50%; 1.00% Floor	04/14/2022	353	349	350
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	11,551	(122)	(116)
DiscoverOrg, LLC(2)	Software	6.90%	L + 4.50%	02/02/2026	23,641	23,414	23,523
DocuTAP, Inc.(2)	Health Care Technology	8.15%	L + 5.75%; 1.00% Floor	05/12/2025	35,154	34,291	34,802
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.58%	L + 6.25%; 1.00% Floor	09/25/2024	31,646	31,148	30,380
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(27)	(72)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	8.58%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,948	28,481
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(25)	(17)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 2,200	(39)	(81)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	11,466	11,254	11,352
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	3,040	3,011	3,009

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	$ 2,291	$2,250	$2,268
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	1,448	1,422	1,434
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.90%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	764	776
FWR Holding Corporation(3) (4) (5)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	7,093	(66)	(71)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	14,464	14,206	14,174
Gastro Health Holdco, LLC(2) (3) (4)	Health Care Providers & Services	8.09%	L + 5.50%; 1.00% Floor	09/04/2024	7,200	4,446	4,414
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,900	(49)	(58)
GlobalTranz Enterprises LLC(2)	Road & Rail	7.39%	L + 5.00%	05/15/2026	11,502	11,273	11,070
GlobalTranz Enterprises LLC(2) (4) (5)	Road & Rail		L + 5.00%	05/15/2026	2,968	(59)	(111)
Granicus, Inc.(2)	Software	7.08%	L + 4.75%; 1.00% Floor	09/07/2022	12,237	12,125	12,115
Hygiena Borrower LLC	Life Sciences Tools & Services	6.33%	L + 4.00%; 1.00% Floor	08/26/2022	5,341	5,278	5,234
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(6)	(11)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(5)	(16)
iCIMS, Inc.(2) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,833	41,742
iCIMS, Inc.(2) (3)	Software	8.90%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,688	7,688
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(46)	(53)
Integral Ad Science, Inc.(2) (3)	Media	9.66%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	34,028	33,441	33,432
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(42)	(45)
Internet Truckstop Group, LLC(2) (3)	Transportation Infrastructure	7.91%	L + 5.50%; 1.00% Floor	04/02/2025	32,540	31,755	31,726
Internet Truckstop Group, LLC(2) (3) (4) (5)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,600	(62)	(65)
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.46%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,167	49,171
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(56)	(60)
Mailgun Technologies, Inc.(2) (3)	Internet Software & Services	8.33%	L + 6.00%; 1.00% Floor	03/26/2025	19,172	18,802	18,789
Mailgun Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 6.00%; 1.00% Floor	03/26/2025	2,230	(43)	(45)
Midwest Transport, Inc.(2) (3)	Road & Rail	9.65%	L + 7.00%; 1.00% Floor	10/02/2023	17,421	17,268	17,247
MMIT Holdings, LLC(2) (3)	Health Care Technology	7.90%	L + 5.50%; 1.00% Floor	11/15/2024	23,482	23,046	23,012
MMIT Holdings, LLC(2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,525	(82)	(91)
Netvoyage Corporation(2) (3)	Software	11.41%	L + 9.00%; 1.00% Floor	03/22/2024	7,977	7,861	7,878
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(7)	(8)
Pathway Vet Alliance LLC(2) (3)	Health Care Providers & Services	6.90%	L + 4.50%	12/20/2024	6,991	6,925	6,921
Pathway Vet Alliance LLC(2) (3) (4)	Health Care Providers & Services	6.90%	L + 4.50%	12/21/2024	2,469	1,140	1,133
Picture Head Midco LLC(2) (3)	Media	9.15%	L + 6.75%; 1.00% Floor	08/31/2023	37,080	36,410	36,431
Picture Head Midco LLC(2) (3)	Media	9.14%	L + 6.75%; 1.00% Floor	08/31/2023	2,750	2,750	2,702
PlanSource Holdings, Inc.(2)	Health Care Technology	8.81%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,278	33,261
PlanSource Holdings, Inc.(2) (4) (5)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(91)	(94)
Power Stop, LLC(2)	Auto Components	7.09%	L + 4.75%	10/19/2025	10,873	10,848	10,764
Riverpoint Medical, LLC(2)	Health Care Equipment & Supplies	7.39%	L + 5.00%, 1.00% Floor	06/23/2025	13,473	13,406	13,338
Riverpoint Medical, LLC(2) (4) (5)	Health Care Equipment & Supplies		L + 5.00%, 1.00% Floor	06/23/2025	2,450	(12)	(24)
SF Home Décor, LLC(2) (3)	Household Products	11.83%	L + 9.50%; 1.00% Floor	07/13/2022	24,638	24,138	24,022
Shopatron, LLC(2) (3)	Internet Catalog & Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	6,368	6,263	6,257
SPay, Inc.(2) (3)	Internet Software & Services	8.15%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,493	14,229
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.23%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,059	1,030
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	8,150	476	258

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
VRC Companies, LLC(3)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	$ 7,859	$7,794	$7,781
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	8.90%	L + 6.50%; 1.00% Floor	03/31/2023	2,190	1,169	1,167
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.77%	L + 6.50%; 1.00% Floor	03/31/2022	249	139	139
Wine.com, LLC(2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,834	8,820
Wolfpack IP Co.(2) (6)	Real Estate Management & Development	8.90%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,281	46,275
Wolfpack IP Co.(2) (4) (5) (6)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(94)	(94)
Wrike, Inc.(2) (3)	Professional Services	9.16%	L + 6.75%; 1.00% Floor	12/31/2024	23,044	22,613	22,583
Wrike, Inc.(2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(42)	(46)
Xactly Corporation(2) (3)	Internet Software & Services	9.66%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,340	34,416
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(27)	(27)
Yasso, Inc.(2) (3)	Food Products	10.15%	L + 7.75%; 1.00% Floor	03/23/2022	7,453	7,363	7,192

Total 1st Lien/Senior Secured Debt						926,055	923,715

1st Lien/Last-Out Unitranche (7) – 10.17%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.33%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,570	26,549
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.40%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	15,441	15,413
RugsUSA, LLC(2) (3)	Household Products	8.33%	L + 6.00%; 1.00% Floor	04/30/2023	8,330	8,263	8,268
Smarsh, Inc.(2) (3)	Software	10.29%	L + 7.88%; 1.00% Floor	03/31/2021	44,655	44,167	44,208

Total 1st Lien/Last-Out Unitranche						94,441	94,438

2nd Lien/Senior Secured Debt – 39.42%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.83%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,237	5,239
Chase Industries, Inc.(2) (3)	Building Products	10.54%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,642	23,510
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(158)	(198)
DiscoverOrg, LLC(2)	Software	10.90%	L + 8.50%	02/01/2027	14,600	14,387	14,399
DuBois Chemicals, Inc.(2)	Chemicals	10.40%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,060	23,778
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.62%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,919	24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.04%	L + 7.50%	07/31/2025	10,000	9,773	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(27)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,605	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	970	129	122
ICP Industrial, Inc.(2) (3)	Chemicals	10.64%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,321	28,322
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,428	21,626
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.15%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,513	19,200
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.65%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,985	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.40%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,111	26,094
RSC Acquisition, Inc.(2) (3)	Insurance	10.58%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	12,001	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.58%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,773	7,762
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	6,760	6,633	6,692
RSC Acquisition, Inc.(2) (3) (4)	Insurance	10.40%	L + 8.00%; 1.00% Floor	11/30/2023	6,100	3,125	3,111
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.52%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,639	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.40%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,250	5,869
USRP Holdings, Inc.(2) (3)	Insurance	11.08%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,593	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.15%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,559	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.08%	L + 7.75%	07/02/2026	11,770	11,662	11,564
Xcellence, Inc.(2) (3)	IT Services	11.28%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,522	25,643
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.08%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,056	21,014

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Zep Inc.(2)	Chemicals	10.58%	L + 8.25%; 1.00% Floor	08/11/2025	$ 30,500	$29,862	$20,638

Total 2nd Lien/Senior Secured Debt						376,600	366,114

Total Corporate Debt						1,397,096	1,384,267

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 0.97%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services				136,589	$4,500	$6,299
Wine.com, LLC(2) (3) (8) (9)	Beverages				314,154	2,700	2,699

Total Preferred Stock						7,200	8,998

Common Stock (1) – 1.46%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (8)	Health Care Providers & Services				11,719	1,580	2,099
Collaborative Imaging Holdco, LLC – Performance Units^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services				11,060	220	626
Continuum Managed Services LLC – Class A(2) (3) (8) (9)	IT Services				663	663	797
Continuum Managed Services LLC – Class B(2) (3) (8) (9)	IT Services				449,713	7	1,133
Country Fresh Holding Company Inc. (2) (3) (8) (9)	Food Products				843	1,053	1,031
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services				500	500	212
Wrike, Inc.(2) (3) (8) (9)	Professional Services				494,952	3,075	4,172
Yasso, Inc.(2) (3) (8) (9)	Food Products				790	790	329

Total Common Stock						11,051	13,562

TOTAL INVESTMENTS – 151.48%						$1,415,347	$1,406,827

LIABILITIES IN EXCESS OF OTHER ASSETS – (51.48%)							$(478,096)

NET ASSETS – 100.00%							$928,731

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.18%, 2.20%, 2.32%,2.33%, 2.40% and 2.37%, respectively. As of June 30, 2019, P was 5.50%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2019.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019 the aggregate fair value of these securities is $75,190 or 5.27% of the Company’s total assets.

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

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

(8)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2019, the aggregate fair value of these securities is $22,560 or 2.43% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Performance Units – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(9)	Non-income producing security.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A	USD 514	EUR 432	07/03/2019	$23
Bank of America, N.A	USD 426	EUR 357	08/05/2019	19
Bank of America, N.A	USD 541	EUR 451	10/04/2019	24
Bank of America, N.A	USD 444	EUR 369	11/05/2019	21
Bank of America, N.A	USD 540	EUR 446	01/06/2020	25
Bank of America, N.A	USD 547	EUR 448	04/06/2020	27
Bank of America, N.A	USD 549	EUR 446	07/06/2020	28

				$167

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 135.00% #

Corporate Debt (1) – 132.81%

1st Lien/Senior Secured Debt – 78.63%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,084	$14,082
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	37,920	–	–
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	3,160	–	–
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	16,796	16,598	16,628
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,186	1,441	1,448
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(10)	(8)
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	17,208	17,064	17,079
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,553	4,516	4,519
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	899	885	892
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,535	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,760	1,438	1,429
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	1,078	1,038
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,525	12,446
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	19,198	18,779	18,814
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	5,520	5,410	5,410
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,626	1,593	1,593
Continuum Managed Services LLC(2)(3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(38)	(40)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	9,850	9,687	9,702
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,256	1,245	1,209
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	52,418	51,572	52,024
Datto, Inc.(2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,529	(55)	(26)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,641	5,614	5,599
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,459	5,433	5,418
DDS USA Holding, Inc.(2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,533	(7)	(12)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€23,054	26,356	26,084
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	734	724	725
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	680	697
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	354	(5)	(4)
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	13,670	(171)	(171)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	31,800	31,263	31,243
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(30)	(32)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,916	28,408
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(28)	(34)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 2,200	(42)	(87)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	11,525	11,290	11,294
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,296	2,251	2,251
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,456	1,427	1,427
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,506	535	535
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	14,500	14,222	14,210
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(54)	(58)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	$ 7,200	$(85)	$(144)
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	5,369	5,297	5,261
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(7)	(11)
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(5)	(16)
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,776	41,742
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(51)	(53)
Integral Ad Science, Inc.(2) (3)	Media	9.78%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	33,817	33,185	33,141
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(47)	(52)
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,056	49,046
Lithium Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(65)	(69)
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	17,874	17,702	17,695
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	12,700	12,450	12,446
MMIT Holdings, LLC(2) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,620	(71)	(72)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,018	7,903	7,918
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(8)	(8)
Picture Head Midco LLC(2) (3)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	32,950	32,327	32,291
Picture Head Midco LLC(2) (3) (4)	Media	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	3,620	1,052	1,014
Picture Head Midco LLC(2) (3) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,620	(68)	(72)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	10,900	10,873	10,845
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	25,313	24,730	24,616
SPay, Inc.(2) (3)	Internet Software & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	14,700	14,428	14,332
SPay, Inc.(2) (3) (4)	Internet Software & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,165	1,155
SPay, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,150	(74)	(204)
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	5,231	3,943	3,941
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	2,667	2,644	2,640
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	249	125	125
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,823	8,820
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	28,000	27,440	27,440
Wrike, Inc.(2) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(46)	(46)
Xactly Corporation(2) (3)	Internet Software & Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,863	28,880
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(32)	(33)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	7,495	7,390	7,139

Total 1st Lien/Senior Secured Debt						646,334	644,913

1st Lien/Last-Out Unitranche (7) – 11.05%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,508	26,481
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.79%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	11,454	11,422
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,256	8,247
Smarsh, Inc.(2) (3)	Software	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	44,881	44,265	44,432

Total 1st Lien/Last-Out Unitranche						90,483	90,582

2nd Lien/Senior Secured Debt – 43.13%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,228	5,226
Chase Industries, Inc.(2) (3)	Building Products	10.61%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,610	23,510
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(169)	(198)
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,606	9,794
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,035	23,961

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	$25,400	$24,892	$24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	10,000	9,760	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(30)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,601	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	970	128	121
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,276	28,250
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,168	7,056
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,109	17,325
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,484	19,000
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,958	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,082	25,894
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,993	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.80%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,767	7,762
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(52)	(61)
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,616	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,249	6,089
USRP Holdings, Inc.(2) (3)	Insurance	11.55%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,587	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.43%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,557	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	11,770	11,657	11,417
Xcellence, Inc.(2) (3)	IT Services	11.57%	L + 8.75%; 1.00% Floor	06/22/2024	18,400	17,986	18,032
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,115	21,103
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,826	27,755

Total 2nd Lien/Senior Secured Debt						359,039	353,765

Total Corporate Debt						1,095,856	1,089,260

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value
Preferred Stock (1) – 0.99%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services				136,589	$4,500	$5,400
Wine.com, LLC(2) (8) (9)	Beverages				314,154	2,700	2,700

Total Preferred Stock						7,200	8,100

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (8)	Health Care Providers & Services				11,719	1,580	1,842
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services				11,060	220	306
Continuum Managed Services LLC – Class A(2) (3) (8) (9)	IT Services				663	663	762
Continuum Managed Services LLC – Class B(2) (3) (8) (9)	IT Services				449,713	7	243
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services				500	500	265
Wrike, Inc.(2) (8) (9)	Professional Services				494,952	3,075	3,075
Yasso, Inc.(2) (3) (8) (9)	Food Products				790	790	169

Total Common Stock						9,998	9,825

TOTAL INVESTMENTS – 135.00%						$1,113,054	$1,107,185

LIABILITIES IN EXCESS OF OTHER ASSETS – (35.00%)							$(287,031)

NET ASSETS – 100.00%							$820,154

#	Percentages are based on net assets.
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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and six months ended June 30, 2019, the Company earned $1,141 and $1,213 in prepayment premiums, respectively, and $1,113 and $1,227 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and six months ended June 30, 2018, the Company earned $0 and $537 in prepayment premiums, respectively, and $37 and $587 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, the Company did not have any investments on non-accrual status. As of December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $11,019 and $15,010, respectively. Foreign currency of $1,617 (acquisition cost of $1,614) and $252 (acquisition cost of $250) is included in cash as of June 30, 2019 and December 31, 2018, respectively.

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

To maintain our tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required. For the three and six months ended June 30, 2019, the Company accrued excise tax of $0 and $0, respectively. For the three and six months ended June 30, 2018, the Company accrued excise tax of $0 and $0, respectively. As of June 30, 2019, $8 of accrued excise taxes remained payable.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on realized gains on investments of $(100) and $(100), respectively. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on realized gains on investments of $(1) and $372, respectively. For the three and six months ended June 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $340 and $443, respectively. For the three and six months ended June 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $0 and $0, respectively. As of June 30, 2019, $825 of income taxes remained payable.

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

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the six months ended June 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the Six Months Ended June 30, 2018
Net investment income	$(22,015)
Total distributions to stockholders	$(22,015)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and six months ended June 30, 2019, Management Fees amounted to $3,429 and $6,656, respectively. For the three and six months ended June 30, 2018, Management Fees amounted to $2,018 and $3,839, respectively. As of June 30, 2019, net Management Fees payable amounted to $3,429.

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

i. Quarterly Incentive Fee Based on Income

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

ii. Annual Incentive Fee Based on Capital Gains

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

For the three and six months ended June 30, 2019, the Company accrued an Incentive Fee based on income of $5,372 and $11,340, respectively. For the three and six months ended June, 2018, the Company accrued an Incentive Fee based on income of $0 and $0, respectively. As of June 30, 2019, $5,372 remained payable.

For the three and six months ended June 30, 2019, the Company accrued an Incentive Fee based on capital gains under GAAP of $0 and $0, respectively, for which none were realized. For the three and six months ended June 30, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(236) and $8, respectively, for which none were realized.

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

For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $278 and $537, respectively. As of June 30, 2019, $179 remained payable. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $161 and $316, respectively.

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

For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $274 and $533, respectively. As of June 30, 2019, $274 remained payable. For the three and six months ended June 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $162 and $307, respectively.

Affiliates

The Company’s investments in affiliates for the six months ended June 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$121,976	$(121,976)	$–	$–	$–	$29
Accuity Delivery Systems, LLC	19,482	36	–	–	971	20,489	748
Collaborative Imaging, LLC	14,594	11	–	–	566	15,171	659
Elah Holdings, Inc.	3,163	–	–	–	–	3,163	–
Total Non-Controlled Affiliates	$37,239	$122,023	$(121,976)	$–	$1,537	$38,823	$1,436

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gain(Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$212,620	$(212,620)	$–	$–	$–	$55
Accuity Delivery Systems, LLC	–		18,584	–	–	898	19,482	810
Collaborative Imaging, LLC	–		14,325	–	–	269	14,594	999
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–
Total Non-Controlled Affiliates	$–	(4)	$248,692	$(212,620)	$–	$1,167	$37,239	$1,864

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of June 30, 2019 and December 31, 2018, there were $405 and $475, respectively, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with Goldman Sachs BDC, Inc. (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments consisted of the following:

	June 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$926,055	$923,715	$646,334	$644,913
1st Lien/Last-Out Unitranche	94,441	94,438	90,483	90,582
2nd Lien/Senior Secured Debt	376,600	366,114	359,039	353,765
Preferred Stock	7,200	8,998	7,200	8,100
Common Stock	11,051	13,562	9,998	9,825
Total Investments	$1,415,347	$1,406,827	$1,113,054	$1,107,185

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.8%	16.3%	8.5%	11.5%
Health Care Technology	10.3	15.6	5.6	7.5
Internet Software & Services	10.0	15.2	10.4	14.1
Health Care Providers & Services	7.8	11.8	8.6	11.6
IT Services	7.5	11.4	8.8	11.8
Diversified Financial Services	5.7	8.6	7.5	10.1
Chemicals	5.2	7.8	7.2	9.8
Media	5.1	7.8	6.0	8.1
Real Estate Management & Development	4.6	7.0	1.6	2.2
Professional Services	4.1	6.2	5.2	7.1
Health Care Equipment & Supplies	4.0	6.1	3.9	5.3
Road & Rail	3.9	5.8	3.9	5.3
Insurance	2.9	4.4	2.8	3.8
Household Products	2.3	3.5	3.0	4.0
Transportation Infrastructure	2.3	3.4	–	–
Diversified Telecommunication Services	2.2	3.3	2.8	3.8
Internet Catalog & Retail	1.8	2.8	1.7	2.3
Air Freight & Logistics	1.7	2.7	2.2	3.0
Building Products	1.7	2.5	2.1	2.8
Hotels, Restaurants & Leisure	1.3	2.0	1.4	1.9
Diversified Consumer Services	0.8	1.2	–	–
Beverages	0.8	1.2	1.0	1.4
Auto Components	0.8	1.2	1.0	1.3
Commercial Services & Supplies	0.6	1.0	0.6	0.8
Food Products	0.6	0.9	1.6	2.1
Life Sciences Tools & Services	0.6	0.9	0.7	1.0
Containers & Packaging	0.4	0.6	0.6	0.7
Capital Markets	0.2	0.3	0.3	0.4
Distributors	–	–	1.0	1.3
Total	100.0%	151.5%	100.0%	135.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2019	December 31, 2018
United States	94.7%	97.4%
Canada	3.3	–
Ireland	2.0	2.6
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of June 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of June 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$722,147	• Discount Rate	6.8% – 12.5% (9.0%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$94,438	• Discount Rate	8.1% – 10.1% (9.9%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$263,772	• Discount Rate	10.2% – 11.2% (10.7%)
Equity	Preferred Stock	Comparable multiples:
	$8,998	• EV/EBITDA(5)	4.1x – 30.9x (16.5x)
Comparable multiples:
		• EV/Revenue	1.5x – 3.4x (1.2x)
	Common Stock	Discounted cash flows:
	$13,562	• Discount Rate	14.9% – 30.8% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.5x – 15.2x (12.6x)
Comparable multiples:
		• EV/Revenue	5.6x – 22.2x (9.5x)

(1)

Included within Level 3 assets of $1,280,962 is an amount of $178,045 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of June 30, 2019:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$23,523	$900,192	$923,715
1st Lien/Last-Out Unitranche	–	–	94,438	94,438
2nd Lien/Senior Secured Debt	–	102,342	263,772	366,114
Preferred Stock	–	–	8,998	8,998
Common Stock	–	–	13,562	13,562
Total	$–	$125,865	$1,280,962	$1,406,827

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$167	$–	$167
Total	$–	$167	$–	$167

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Investments - Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$644,913	$644,913
1st Lien/Last-Out Unitranche	–	–	90,582	90,582
2nd Lien/Senior Secured Debt	–	53,649	300,116	353,765
Preferred Stock	–	–	8,100	8,100
Common Stock	–	–	9,825	9,825
Total	$–	$53,649	$1,053,536	$1,107,185

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$122	$–	$122
Total	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the six months ended June 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of June 30, 2019
1st Lien/Senior Secured Debt	$644,913	$354,793	$(9)	$(1,028)	$(101,105)	$2,628	$–	$–	$900,192
1st Lien/Last-Out Unitranche	90,582	3,940	–	(102)	(226)	244	–	–	94,438
2nd Lien/Senior Secured Debt	300,116	21,594	(10,553)	2,046	(8,345)	380	–	(41,466)	263,772
Preferred Stock	8,100	–	–	898	–	–	–	–	8,998
Common Stock	9,825	1,054	–	2,683	–	–	–	–	13,562
Total assets	$1,053,536	$381,381	$(10,562)	$4,497	$(109,676)	$3,252	$–	$(41,466)	$1,280,962

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at June 30, 2019 totaled $3,028 consisting of the following: 1st Lien/Senior Secured Debt $(573), 1st Lien/Last-Out Unitranche $(102), 2nd Lien/Senior Secured Debt $122, Preferred Stock $898 and Common Stock $2,683.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the six months ended June 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the six months ended June 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 297% and 381%, respectively.

The Company’s outstanding debt as of June 30, 2019 and December 31, 2018 was as follows:

	As of
	June 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
SunTrust Revolving Credit Facility (1)(2)	$650,000	$183,673	$466,824	$600,000	$314,401	$286,189
Total Debt	$650,000	$183,673	$466,824	$600,000	$314,401	$286,189

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of June 30, 2019, the Company had outstanding borrowings denominated in USD of $412,300 and in Euros (EUR) of EUR 47,950. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $231,250 and in Euros (EUR) of EUR 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $800,000.
(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the six months ended June 30, 2019 and for the year ended December 31, 2018 were 4.44% and 4.20%, respectively.

SunTrust Revolving Credit Facility

On September 11, 2017, the Company entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. The Company amended the SunTrust Revolving Credit Facility on September 17, 2018.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of June 30, 2019, total commitments under the SunTrust Revolving Credit Facility were $650,000. The accordion feature of the SunTrust Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800,000.

Borrowings under the SunTrust Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either the Adjusted LIBO Rate (as defined in the SunTrust Revolving Credit Facility) plus the Applicable Margin (as defined in the SunTrust Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the SunTrust Revolving Credit Facility), Federal Funds Effective Rate (as defined in the SunTrust Revolving Credit Facility) plus 0.5% or overnight London Interbank Offered Rate (“LIBOR”) plus 1.0%. Interest is payable quarterly in arrears or as defined in the SunTrust Revolving Credit Facility. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the SunTrust Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the SunTrust Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

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

Costs of $4,599 were incurred in connection with obtaining and amending the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of June 30, 2019 and December 31, 2018, deferred financing costs were $2,781 and $3,233, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three and six months ended June 30, 2019 and 2018 is as follows:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Borrowing interest expense	$4,537	$1,425	$8,411	$2,318
Facility fees	215	258	457	442
Amortization of financing costs	305	230	600	424
Total	$5,057	$1,913	$9,468	$3,184
Weighted average interest rate	4.46%	4.26%	4.44%	4.12%
Average outstanding balance	$408,016	$133,973	$381,657	$113,356

7.	DERIVATIVES

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

For the three and six months ended June 30, 2019, the Company’s average U.S. dollars notional exposure to foreign currency forward contracts was $3,894 and $4,323, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of June 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$167	$–	$167	$–	$167
Total	$167	$–	$167	$–	$167

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net realized gain (loss) on foreign currency forward contracts	$–	$–	$12	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(63)	–	45	–
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(63)	$–	$57	$–

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	June 30, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,034,998	$82,878	92%	$1,035,043	$207,078	80%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement to fund investments. As of June 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	June 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)	Commitment Expiration Date(1)	Unfunded Commitment	Fair Value(2)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	–	$–	$–	3/31/2019	$3,620	$(72)
VRC Companies, LLC	–	–	–	9/27/2019	1,238	(12)
VRC Companies, LLC	1/28/2020	1,001	(10)	–	–	–
Businessolver.com, Inc.	5/15/2020	2,030	(41)	5/15/2020	3,350	(68)
GlobalTranz Enterprises LLC	5/15/2020	2,968	(111)	–	–	–
SPay, Inc.	6/15/2020	7,607	(266)	6/15/2020	8,069	(204)
Hygiena Borrower LLC	6/29/2020	814	(16)	6/29/2020	808	(16)
Diligent Corporation	–	–	–	8/3/2020	354	(4)
Gastro Health Holdco, LLC	9/4/2020	2,642	(53)	9/4/2020	7,146	(144)
Diligent Corporation	12/19/2020	11,551	(116)	12/19/2020	13,670	(171)
Pathway Vet Alliance LLC	12/21/2020	1,311	(13)	–	–	–
Brillio, LLC	2/6/2021	2,200	(22)	–	–	–
FWR Holding Corporation	2/28/2021	7,093	(71)	–	–	–
CorePower Yoga, LLC	5/14/2021	3,365	(50)	–	–	–
Associations, Inc.	7/30/2021	1,768	(18)	7/30/2021	2,696	(27)
Netvoyage Corporation	3/24/2022	610	(8)	3/24/2022	610	(8)
VRC Companies, LLC	3/31/2022	108	(1)	3/31/2022	122	(1)
Diligent Corporation	4/14/2022	216	(2)	4/14/2022	1,080	(14)
Continuum Managed Services LLC	6/8/2022	2000	–	6/8/2022	2,000	(40)
DDS USA Holding, Inc.	6/30/2022	1,533	(11)	6/30/2022	1,533	(12)
Xactly Corporation	7/29/2022	2,177	(27)	7/29/2022	2,177	(33)
Hygiena Borrower LLC	8/26/2022	550	(11)	8/26/2022	550	(11)
Lithium Technologies, Inc.	10/3/2022	3,448	(60)	10/3/2022	3,448	(69)
Bullhorn, Inc.	11/21/2022	899	(7)	–	–	–
Datto, Inc.	–	–	–	12/7/2022	3,529	(26)
Businessolver.com, Inc.	5/15/2023	3,308	(66)	5/15/2023	2,256	(45)
Integral Ad Science, Inc.	7/19/2023	2,586	(45)	7/19/2023	2,586	(52)
FWR Holding Corporation	8/21/2023	715	(7)	8/21/2023	941	(19)
Picture Head Midco LLC	–	–	–	8/31/2023	2,509	(51)
Gastro Health Holdco, LLC	9/4/2023	2,900	(58)	9/4/2023	2,900	(58)
Empirix, Inc.	9/25/2023	1,800	(72)	9/25/2023	1,800	(32)
SPay, Inc.	6/17/2024	543	(19)	6/17/2024	435	(11)
Associations, Inc.	7/30/2024	836	(8)	7/30/2024	836	(8)
Fenergo Finance 3 Limited(3)	9/5/2024	2,502	(81)	9/5/2024	2,521	(87)
Fenergo Finance 3 Limited	9/5/2024	1,683	(17)	9/5/2024	1,683	(34)
iCIMS, Inc.	9/12/2024	2,662	(53)	9/12/2024	2,662	(53)
MMIT Holdings, LLC	11/15/2024	4,525	(91)	11/15/2024	3,620	(72)
Wrike, Inc.	12/31/2024	2,300	(46)	12/31/2024	2,300	(46)
Apptio, Inc.	1/10/2025	3,160	(63)	1/10/2025	3,097	–
Apptio, Inc.	–	–	–	1/10/2025	37,161	–
Mailgun Technologies, Inc.	3/26/2025	2,230	(45)	–	–	–
Internet Truckstop Group, LLC	4/2/2025	2,600	(65)	–	–	–
PlanSource Holdings, Inc.	4/22/2025	4,681	(94)	–	–	–
CorePower Yoga, LLC	5/14/2025	1,010	(15)	–	–	–
Wolfpack IP Co.	6/13/2025	4,722	(94)	–	–	–
Riverpoint Medical, LLC	6/23/2025	2,450	(24)	–	–	–
Total 1st Lien/Senior Secured Debt		$103,104	$(1,877)		$123,307	$(1,500)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	2/28/2020	$3,940	$(108)	2/28/2020	$7,880	$(236)
Total 1st Lien/Last-Out Unitranche		$3,940	$(108)		$7,880	$(236)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	3/5/2020	$2,928	$(29)	3/5/2020	$6,100	$(61)
USRP Holdings, Inc.	3/29/2020	816	(10)	3/29/2020	816	(10)
Chase Industries, Inc.	5/11/2020	6,100	(198)	5/11/2020	6,100	(198)
Hygiena Borrower LLC	6/29/2020	831	(15)	6/29/2020	823	(15)
Genesis Acquisition Co.	7/31/2020	2,500	(69)	7/31/2020	2,469	(69)
Total 2nd Lien/Senior Secured Debt		$13,175	$(321)		$16,308	$(353)
Total		$120,219	$(2,306)		$147,495	$(2,089)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.
(3)

Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of June 30, 2019 and December 31, 2018.

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019:

Share Issue Date	Shares Issued	Proceeds Received
March 25, 2019	4,286,182	$82,610
June 27, 2019	2,179,196	41,545
Total capital drawdowns	6,465,378	$124,155

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
Total capital drawdowns	5,390,467	$103,476

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 28, 2019	March 15, 2019	April 30, 2019	$0.43
May 9, 2019	June 14, 2019	July 31, 2019	$0.43

The following table reflects the distributions declared on shares of the Company’s common stock for the six months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$15,596	$11,409	$23,249	$23,630
Denominator for basic and diluted earnings per share – weighted average shares outstanding	47,386,851	27,126,415	45,373,734	25,784,910
Basic and diluted earnings per share	$0.33	$0.42	$0.51	$0.92

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Per Share Data:(1)
NAV, beginning of period	$19.07	$18.89
Net investment income	0.80	0.91
Net realized and unrealized gains (losses)(2)	(0.23)	0.07
Income tax provision, realized and unrealized gains	(0.01)	(0.01)

Net increase (decrease) in net assets resulting from operations(2)	0.56	0.97
Distributions declared from net investment income(3)	(0.86)	(0.86)

Total increase (decrease) in net assets	(0.30)	0.11

NAV, end of period	$18.77	$19.00

Shares outstanding, end of period	49,470,258	29,638,926
Weighted average shares outstanding	45,373,734	25,784,910
Total return based on NAV(4)	2.94%	5.13%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$928,731	$563,219
Ratio of net expenses to average net assets(5)	7.02%	3.59%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.12%	2.28%
Ratio of interest and other debt expenses to average net assets(5)	2.23%	1.31%
Ratio of incentive fees to average net assets(6)	2.67%	0.00%
Ratio of total expenses to average net assets(5)	7.02%	3.59%
Ratio of net investment income to average net assets(5)	8.58%	9.82%
Average debt outstanding	$381,657	$113,356
Average debt per share(7)	$8.41	$4.40
Portfolio turnover	9%	6%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 10, 2019, the Company entered into a second amendment to its SunTrust Revolving Credit Facility among the Company, as borrower, the lenders party thereto, and SunTrust, as administrative agent to, among other things, increase the accordion feature, which would allow the Company, under certain circumstances, to increase its total borrowing capacity to a maximum of $900,000.

On July 10, 2019, immediately after the effectiveness of the amendment, the Company also entered into (i) an agreement with Sumitomo Mitsui Banking Corporation (“SMBC”) (the “SMBC Joinder Agreement”), pursuant to which SMBC agreed to provide a $75,000 commitment through the accordion feature in the SunTrust Revolving Credit Facility and (ii) an agreement with SunTrust, Bank of America, N.A. (“BAML”) and HSBC Bank USA, N.A. (“HSBC”) (the “Increase Agreement”), pursuant to which each of SunTrust, BAML and HSBC agreed to increase its commitment from $50,000 to $75,000 through the accordion feature in the SunTrust Revolving Credit Facility. The SMBC Joinder Agreement and the Increase Agreement collectively increased the aggregate commitments under the SunTrust Revolving Credit Facility from $650,000 to $800,000.

On August 8, 2019, the Board of Directors declared a distribution of $0.43 per share payable on October 31, 2019 to stockholders of record as of September 13, 2019.

On August 8, 2019, the Board of Directors approved to extend the Investment Period for one additional six-month period to March 29, 2020.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through June 30, 2019, we originated $1.76 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other client accounts managed by our Investment Adviser (including GS BDC, GS PMMC, and GS PMMC II, collectively with other client accounts managed by our Investment Adviser, the “Accounts”), which other Accounts could receive their allocable portion of such fee. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with our investment management agreement (the “Investment Management Agreement”) and administration agreement (the “Administration Agreement”), including those relating to:

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

•	fees and expenses incurred by us in connection with membership in investment company organizations;

•	brokers’ commissions;

•	fees and expenses associated with calculating our net asset value (“NAV”) (including expenses of any independent valuation firm);

•	legal, auditing or accounting expenses;

•	taxes or governmental fees;

•	the fees and expenses of our administrator, transfer agent, or sub-transfer agent;

•	the cost of preparing stock certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the shares;

•	the expenses of, and fees for, registering or qualifying common stock for sale, maintaining our registration and qualifying and registering us as a broker or a dealer;

•	the fees and expenses of our independent directors;

•	the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities;

•	costs of holding stockholders meetings;

•	listing fees, if any;

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 297% and 381%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of June 30, 2019 and December 31, 2018, our portfolio consisted of the following:

	As of
	June 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$926.06	$923.72	65.7%	$646.33	$644.91	58.2%
First Lien/Last-Out Unitranche	94.44	94.44	6.7	90.48	90.58	8.2
Second Lien/Senior Secured Debt	376.60	366.11	26.0	359.04	353.77	32.0
Preferred Stock	7.20	9.00	0.6	7.20	8.10	0.7
Common Stock	11.05	13.56	1.0	10.00	9.83	0.9

Total Investments	$1,415.35	$1,406.83	100.0%	$1,113.05	$1,107.19	100.0%

As of June 30, 2019 and December 31, 2018, the weighted average yield on our portfolio by asset type, at amortized cost and fair value, was as follows:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.3%	9.4%	9.9%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.7	10.6	11.0	10.9
Second Lien/Senior Secured Debt(2)	11.0	11.6	11.2	11.5
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	9.8%	9.9%	10.3%	10.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

The following table presents certain selected information regarding our investment portfolio as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019	December 31, 2018
Number of portfolio companies	65	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	6.0x	5.7x
Weighted average interest coverage(3)	2.1x	2.1x
Median EBITDA(3)	$39.40 million	$45.11 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of June 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.1% and 32.5%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$–	–%
Grade 2	1,385.65	98.5	1,097.23	99.1
Grade 3	21.18	1.5	9.96	0.9
Grade 4	–	–	–	–

Total Investments	$1,406.83	100.0%	$1,107.19	100.0%

The increase in the fair value of investments with a grade 2 investment performance rating as of June 30, 2019 compared to December 31, 2018 was driven by an increase in net investment activity. The increase in investments with a grade 3 investment performance rating as of June 30, 2019 compared to December 31, 2018 was driven by one investment with a fair value of $20.64 million being downgraded to a grade 3 investment performance rating due to financial underperformance, partially offset by one investment with a fair value of $9.79 million being upgraded to a grade 2 investment performance rating due to a restructuring.

The following table shows the amortized cost of our performing and non-accrual investments as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,415.35	100.0%	$1,113.05	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,415.35	100.0%	$1,113.05	100.0%

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

The following table shows our investment activity for the three months ended June 30, 2019 and 2018 by investment type:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018
	($ in millions)
New investment commitments at cost:
Gross originations	$179.11	$189.32
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$179.11	$189.32
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$171.60	$120.32
First Lien/Last-Out Unitranche	–	8.25
Second Lien/Senior Secured Debt	7.51	53.09
Preferred Stock	–	4.50
Common Stock	–	3.16

Total	$179.11	$189.32

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$85.87	$1.53
First Lien/Last-Out Unitranche	0.11	0.12
Second Lien/Senior Secured Debt	0.09	–
Preferred Stock	–	–
Common Stock	–	–

Total	$86.07	$1.65

Net increase (decrease) in portfolio	$93.04	$187.67

Number of new portfolio companies with new investment commitments(3)	5	9
Total new investment commitment amount in new portfolio companies(3)	$140.19	$174.25
Average new investment commitment amount in new portfolio companies(3)	$28.04	$19.36
Number of existing portfolio companies with new investment commitments(3)	7	2
Total new investment commitment amount in existing portfolio companies(3)	$38.92	$15.07
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.0	5.9
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	– %	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.1%	9.8%
Weighted average yield on new investment commitments(2)(3)(6)	9.1%	9.4%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.0%	10.8%
Weighted average yield on investments sold or paid down(8)(9)	10.0%	10.8%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and six months ended June 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)
Total investment income	$35.78	$17.30	$66.29	$32.53

Net expenses	(15.28)	(4.69)	(30.00)	(8.95)

Net investment income before taxes	20.50	12.61	36.29	23.58
Income tax expense (benefit), including excise tax	0.01	–	–	–
Net investment income after taxes	20.49	12.61	36.29	23.58

Net realized gain (loss) on investments	(10.56)	–	(10.56)	1.28
Net realized gain (loss) on foreign currency transactions	0.04	–	0.05	–
Net unrealized appreciation (depreciation) on investments	6.66	(1.20)	(2.65)	(0.86)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(0.79)	–	0.46	–
Income tax provision, realized and unrealized gain	(0.24)	–	(0.34)	(0.37)

Net increase in net assets resulting from operations	$15.60	$11.41	$23.25	$23.63

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)
Interest	$35.17	$17.08	$65.22	$32.11
Dividend income	0.06	0.01	0.09	0.02
Other income	0.55	0.21	0.98	0.40

Total investment income	$35.78	$17.30	$66.29	$32.53

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $17.08 million for the three months ended June 30, 2018 to $35.17 million for the three months ended June 30, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $716.46 million as of June 30, 2018 to $1,415.35 million as of June 30, 2019. Included in interest for the three months ended June 30, 2019 and for the three months ended June 30, 2018 is $1.14 million and $0.00 million, respectively, in prepayment premiums and $1.11 million and $0.04 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $32.11 million for the six months ended June 30, 2018 to $65.22 million for the six months ended June 30, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $716.46 million as of June 30, 2018 to $1,415.35 million as of June 30, 2019. Included in interest for the six months ended June 30, 2019 and for the six months ended June 30, 2018 is $1.21 million and $0.54 million, respectively, in prepayment premiums and $1.23 million and $0.59 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three and six months ended June 30, 2019 remained relatively consistent as compared to the three and six months ended June 30, 2018.

Other income

Other income increased from $0.21 million for the three months ended June 30, 2018 to $0.55 million for the three months ended June 30, 2019, which resulted primarily from an increase in the size of our portfolio. Other income increased from $0.40 million for the six months ended June 30, 2018 to $0.98 million for the six months ended June 30, 2019, which resulted primarily from an increase in the size of our portfolio.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)
Interest and other debt expenses	$5.06	$1.91	$9.47	$3.18
Management fees	3.43	2.02	6.66	3.84
Incentive fees	5.37	(0.24)	11.34	0.01
Offering costs	–	–	–	0.04
Professional fees	0.45	0.37	0.74	0.69
Administration, custodian and transfer agent fees	0.55	0.32	1.07	0.62
Directors’ fees	0.11	0.11	0.21	0.21
Other expenses	0.31	0.20	0.51	0.36

Total expenses	$15.28	$4.69	$30.00	$8.95

Interest and other debt expenses

Interest and other debt expense increased from $1.91 million for the three months ended June 30, 2018 to $5.06 million for the three months ended June 30, 2019 primarily due to the increase in the weighted average interest rate for the SunTrust Revolving Credit Facility from 4.26% to 4.46% and the increase in average aggregate daily borrowings from $133.97 million to $408.02 million.

Interest and other debt expense increased from $3.18 million for the six months ended June 30, 2018 to $9.47 million for the six months ended June 30, 2019 primarily due to the increase in the weighted average interest rate for the SunTrust Revolving Credit Facility from 4.12% to 4.44% and the increase in average aggregate daily borrowings from $113.36 million to $381.66 million.

Management Fees and Incentive Fees

Management Fees increased from $2.02 million for the three months ended June 30, 2018 to $3.43 million for the three months ended June 30, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $0.00 million for the three months ended June 30, 2018 to $5.37 million for the three months ended June 30, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio.

Management Fees increased from $3.84 million for the six months ended June 30, 2018 to $6.66 million for the six months ended June 30, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $0.00 million for the six months ended June 30, 2018 to $11.34 million for the six months ended June 30, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio.

Professional fees and other general and administrative expenses

Professional fees for the three months ended June 30, 2019 remained relatively consistent as compared to the three months ended June 30, 2018. Other general and administrative expenses increased from $0.63 million for the three months ended June 30, 2018 to $0.97 million for the three months ended June 30, 2019 primary related to administration, custodian and transfer agent fees due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Professional fees for the six months ended June 30, 2019 remained relatively consistent as compared to the six months ended June 30, 2018. Other general and administrative expenses increased from $1.19 million for the six months ended June 30, 2018 to $1.79 million for the six months ended June 30, 2019 primary related to administration, custodian and transfer agent fees due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited portfolio companies during the three and six months ended June 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)
Country Fresh Holding Company Inc.	$(10.55)	$–	$(10.55)	$–
myON, LLC	–	–	–	1.29
Other, net	(0.01)	–	(0.01)	(0.01)

Net realized gain (loss) on investments	$(10.56)	$–	$(10.56)	$1.28

For the three and six months ended June 30, 2019, net realized losses were primarily driven by our investment in Country Fresh Holding Inc. whereby, in April 2019, we exchanged our second lien debt for common equity, which resulted in a realized loss of $10.55 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the six months ended June 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	($ in millions)
Unrealized appreciation	$15.84	$0.43	$7.84	$0.96
Unrealized depreciation	(9.18)	(1.63)	(10.49)	(1.82)

Net change in unrealized appreciation (depreciation) on investments	$6.66	$(1.20)	$(2.65)	$(0.86)

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2019 consisted of the following:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	($ in millions)
Portfolio Company:
Country Fresh Holding Company Inc.	$10.40	$1.79
Fenergo Finance 3 Limited	0.72	0.06
Wrike, Inc.	0.60	1.06
DocuTAP, Inc.	0.51	0.51
Accuity Delivery Systems, LLC	0.43	0.97
Other, net(1)	1.96	0.89
Continuum Managed Services LLC - Class B	0.37	0.89
SPay, Inc.	(0.02)	(0.28)
Viant Medical Holdings, Inc.	(0.21)	0.14
GlobalTranz Enterprises LLC	(0.26)	(0.26)
Empirix, Inc.	(0.77)	(0.79)
Datto, Inc.	(0.85)	(0.48)
Zep Inc.	(6.22)	(7.15)

Total	$6.66	$(2.65)

(1)

For the three and six months ended June 30, 2019, Other, net includes gross unrealized appreciation of $2.82 million and $2.43 million, respectively, and gross unrealized depreciation of $(0.86) million and $(1.54) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2019 was primarily driven by the reversal of unrealized depreciation in connection with the aforementioned exchange of Country Fresh Holding Company, Inc., partially offset by the unrealized depreciation in Zep Inc., which was due to financial underperformance.

The change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2018 consisted of the following:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
	($ in millions)
Portfolio Company:
Datto, Inc.	$0.09	$0.04
Xcellence, Inc.	0.07	0.06
ICP Industrial, Inc.	0.05	0.03
Institutional Shareholder Services Inc.	0.04	0.05
Young Innovations, Inc.	0.04	0.03
Continuum Managed Services LLC - Class A	0.02	0.07
Continuum Managed Services LLC - Class B	–	0.21
SF Home Décor, LLC	(0.04)	0.20
Smarsh, Inc.	(0.06)	0.06
Intelligent Document Solutions, Inc.	(0.06)	(0.20)
Country Fresh Holdings, LLC	(0.13)	(0.25)
Other, net(1)	(0.17)	(0.26)
Market Track, LLC	(0.21)	(0.24)
Odyssey Logistics & Technology Corporation	(0.37)	(0.24)
Zep Inc.	(0.47)	(0.42)

Total	$(1.20)	$(0.86)

(1)

For the three and six months ended June 30, 2018, Other, net includes gross unrealized appreciation of $0.13 million and $0.07 million, respectively, and gross unrealized depreciation of $(0.30) million and $(0.33) million, respectively.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of June 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 297% and 381%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2019, we had cash of approximately $11.02 million. Cash used by operating activities for the six months ended June 30, 2019 was approximately $273.95 million, primarily driven by net purchases of investments of $309.02 million, an increase in net assets resulting from operations of $23.25 million and proceeds from other operating activities of $11.82 million. Cash provided by financing activities for the six months ended June 30, 2019 was approximately $269.96 million, primarily driven by proceeds from the issuance of common stock of $124.16 million and net borrowings on debt of $180.63 million, partially offset by distributions paid of $34.68 million and other financing activities of $0.15 million.

As of June 30, 2018, we had cash of approximately $6.64 million. In addition, as of June 30, 2018, we had an investment in a money market fund managed by an affiliate of Group Inc. of $0.01 million. Cash used by operating activities for the six months ended June 30, 2018 was approximately $169.13 million, primarily driven by net purchases of investments of $192.08 million, net purchase of investments in the affiliated money market fund of $0.01 million and an increase in net assets resulting from operations of $23.63 million, partially offset by cash used for other operating activities of $0.67 million. Cash provided by financing activities for the six months ended June 30, 2018 was approximately $172.24 million, primarily driven by proceeds from the issuance of common stock of $103.48 million and net borrowings on debt of $89.00 million, partially offset by distributions paid of $19.70 million and other financing activities of $0.54 million.

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

As of June 30, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.00	$82.88	92%	$1,035.04	$207.08	80%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the six months ended June 30, 2019:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
Total capital drawdowns	6,465,378	$124.16

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the six months ended June 30, 2018:

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

The following table shows our contractual obligations as of June 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$412.30	$–	$412.30	$–	$–
SunTrust Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

SunTrust Revolving Credit Facility

On September 11, 2017, we entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. We amended the SunTrust Revolving Credit Facility on September 17, 2018.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of June 30, 2019, total commitments under the SunTrust Revolving Credit Facility were $650.00 million. The accordion feature of the SunTrust Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $800.00 million.

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

As of June 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of June 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$103.10	$123.31
First Lien/Last-Out Unitranche	3.94	7.88
Second Lien/Senior Secured Debt	13.18	16.31

Total	$120.22	$147.50

As of June 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.00	$82.88	92%

RECENT DEVELOPMENTS

On July 10, 2019, we entered into a second amendment to our SunTrust Revolving Credit Facility among us, as borrower, the lenders party thereto, and SunTrust, as administrative agent to, among other things, increase the accordion feature, which would allow us, under certain circumstances, to increase our total borrowing capacity to a maximum of $900.00 million.

On July 10, 2019, immediately after the effectiveness of the amendment, we also entered into (i) an agreement with SMBC (the “SMBC Joinder Agreement”), pursuant to which SMBC agreed to provide a $75.00 million commitment through the accordion feature in the SunTrust Revolving Credit Facility and (ii) an agreement with SunTrust, Bank of America, N.A. (“BAML”) and HSBC Bank USA, N.A. (“HSBC”) (the “Increase Agreement”), pursuant to which each of SunTrust, BAML and HSBC agreed to increase its commitment from $50.00 million to $75.00 million through the accordion feature in the SunTrust Revolving Credit Facility. The SMBC Joinder Agreement and the Increase Agreement collectively increased the aggregate commitments under the Revolving Credit Facility from $650.00 million to $800.00 million.

On August 8, 2019, our Board of Directors declared a distribution of $0.43 per share payable on October 31, 2019 to stockholders of record as of September 13, 2019.

On August 8, 2019, our Board of Directors approved to extend the Investment Period for one additional six-month period to March 29, 2020.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2019, we had no investments on non-accrual status. As of December 31, 2018, we had no investments on non-accrual status.

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

As of June 30, 2019 and December 31, 2018, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$37.59	$(13.11)	$24.48
Up 200 basis points	25.06	(8.74)	16.32
Up 100 basis points	12.53	(4.37)	8.16
Up 75 basis points	9.40	(3.28)	6.12
Up 50 basis points	6.26	(2.19)	4.07
Up 25 basis points	3.13	(1.09)	2.04
Down 25 basis points	(3.13)	1.09	(2.04)
Down 50 basis points	(6.26)	2.19	(4.07)
Down 75 basis points	(9.40)	3.28	(6.12)
Down 100 basis points	(12.53)	4.37	(8.16)
Down 200 basis points	(17.67)	8.74	(8.93)
Down 300 basis points	(18.00)	10.48	(7.52)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our SunTrust Revolving Credit Facility. If we are unable to do so, amounts drawn under the SunTrust Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

Because we have borrowed money, and may issue preferred stock to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
Total capital drawdowns	6,465,378	$124.16

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

10.1

Joinder Agreement, dated as of May 24, 2019, by BNP Paribas, as Assuming Lender, in favor of the Company, as borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2019).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: August 8, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: August 8, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)