Form 10-Q
period 2019-09-30
Goldman Sachs Middle Market Lending Corp.
filed 2019-11-07
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 7, 2019 was 49,470,258.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets; and
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	September 30, 2019 (unaudited)	December 31, 2018
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,568,446 and $1,076,982, respectively)	$1,549,986	$1,069,946
Non-controlled affiliated investments (cost of $36,143 and $36,072, respectively)	39,326	37,239
Cash	11,317	15,010
Unrealized appreciation on foreign currency forward contracts	245	122
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	8,502	5,977
Deferred financing costs	3,005	3,233
Receivable for investments sold	77	66
Other assets	230	355

Total assets	$1,612,688	$1,131,948

Liabilities

Debt	$639,563	$286,189
Interest and other debt expenses payable	765	727
Management fees payable	3,489	2,899
Incentive fees payable	3,265	3,512
Distribution payable	21,272	16,190
Payable for investments purchased	15,868	–
Directors’ fees payable	99	–
Accrued expenses and other liabilities	2,408	2,277

Total liabilities	$686,729	$311,794

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 49,470,258 and 43,004,880 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	49	43
Paid-in capital in excess of par	951,632	827,483
Distributable earnings	(25,722)	(7,372)

TOTAL NET ASSETS	$925,959	$820,154

TOTAL LIABILITIES AND NET ASSETS	$1,612,688	$1,131,948

Net asset value per share	$18.72	$19.07

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$37,135	$21,441	$101,019	$53,199
Other income	535	439	1,502	834

Total investment income from non-controlled/non-affiliated investments	37,670	21,880	102,521	54,033
From non-controlled affiliated investments:
Interest income	654	649	1,986	1,005
Dividend income	58	110	149	129
Other income	7	7	20	10

Total investment income from non-controlled affiliated investments	719	766	2,155	1,144

Total investment income	$38,389	$22,646	$104,676	$55,177

Expenses:
Interest and other debt expenses	$7,001	$3,393	$16,469	$6,577
Management fees	3,489	2,409	10,145	6,248
Incentive fees	3,265	(85)	14,605	(77)
Offering costs	–	–	–	41
Professional fees	517	395	1,252	1,081
Administration, custodian and transfer agent fees	566	378	1,636	1,001
Directors’ fees	114	114	327	328
Other expenses	339	449	852	808

Total expenses	$15,291	$7,053	$45,286	$16,007

NET INVESTMENT INCOME	$23,098	$15,593	$59,390	$39,170

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(7)	$–	$(10,568)	$1,285
Foreign currency forward contracts	53	–	65	–
Foreign currency transactions	(19)	(259)	19	(259)
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(7,236)	(1,332)	(11,424)	(2,057)
Non controlled affiliated investments	479	689	2,016	554
Foreign currency forward contracts	78	3	123	3
Foreign currency translations	2,225	243	2,642	243

Net realized and unrealized gains (losses)	$(4,427)	$(656)	$(17,127)	$(231)

(Provision) benefit for taxes on realized gain/loss on investments	$–	$–	$100	$(372)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(171)	(205)	(614)	(205)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,500	$14,732	$41,749	$38,362

Net investment income per share (basic and diluted)	$0.47	$0.52	$1.27	$1.44
Earnings (loss) per share (basic and diluted)	$0.37	$0.49	$0.89	$1.41
Weighted average shares outstanding	49,470,258	29,987,263	46,754,248	27,201,088

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net assets at beginning of period	$928,731	$563,219	$820,154	$458,128
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,098	$15,593	$59,390	$39,170
Net realized gain (loss)	27	(259)	(10,484)	1,026
Net change in unrealized appreciation (depreciation)	(4,454)	(397)	(6,643)	(1,257)
(Provision) benefit for taxes on realized gain/loss on investments	–	–	100	(372)
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(171)	(205)	(614)	(205)

Net increase (decrease) in net assets resulting from operations	$18,500	$14,732	$41,749	$38,362

Distributions to stockholders from:
Distributable earnings	$(21,272)	$(12,745)	$(60,099)	$(34,760)

Total distributions to stockholders	$(21,272)	$(12,745)	$(60,099)	$(34,760)

Capital transactions:
Issuance of common shares (0, 8,011,747, 6,465,378 and 13,402,214 shares, respectively)	$–	$154,825	$124,155	$258,301

Net increase (decrease) in net assets resulting from capital transactions	$–	$154,825	$124,155	$258,301

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(2,772)	$156,812	$105,805	$261,903

Net assets at end of period	$925,959	$720,031	$925,959	$720,031

Distributions declared per share	$0.43	$0.43	$1.29	$1.29

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$41,749	$38,362
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(643,023)	(519,897)
Payment-in-kind interest capitalized	(794)	(172)
Investments in affiliated money market fund, net	–	(2)
Proceeds from sales of investments and principal repayments	146,770	45,883
Net realized (gain) loss	10,575	(1,285)
Net change in unrealized (appreciation) depreciation on investments	9,408	1,503
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(89)	(3)
Amortization of premium and accretion of discount, net	(5,063)	(2,266)
Amortization of deferred financing costs	974	680
Amortization of deferred offering costs	–	41
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,525)	(2,394)
(Increase) decrease in receivable for investments sold	(11)	(338)
(Increase) decrease in other assets	125	(282)
Increase (decrease) in interest and other debt expenses payable	38	351
Increase (decrease) in management fees payable	590	857
Increase (decrease) in incentive fees payable	(247)	(77)
Increase (decrease) in payable for investments purchased	15,868	5,099
Increase (decrease) in directors’ fees payable	99	100
Increase (decrease) in accrued expenses and other liabilities	131	1,245

Net cash provided by (used for) operating activities	$(425,425)	$(432,595)

Cash flows from financing activities:
Proceeds from issuance of common stock	$124,155	$258,301
Offering costs paid	–	(18)
Distributions paid	(55,017)	(31,287)
Borrowings on debt	586,924	459,922
Repayments of debt	(233,550)	(245,500)
Financing costs paid	(745)	(1,308)

Net cash provided by (used for) financing activities	$421,767	$440,110

Net increase (decrease) in cash	(3,658)	7,515
Effect of foreign exchange rate changes on cash and cash equivalents	(35)	–
Cash, beginning of period	15,010	3,537

Cash, end of period	$11,317	$11,052

Supplemental and non-cash financing activities
Interest expense paid	$14,745	$4,862
Accrued but unpaid offering costs	$–	$2
Accrued but unpaid distributions	$21,272	$12,745
Accrued but unpaid deferred financing costs	$–	$23
Accrued but unpaid excise tax expense	$8	$–
Exchange of investments	$1,054	$994

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2019

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 171.64% #

Corporate Debt (1) – 169.14%

1st Lien/Senior Secured Debt – 121.47%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.13%	L + 7.00%; 1.00% Floor	06/13/2023	$ 14,480	$14,139	$14,227
Apptio, Inc.(2) (3)	IT Services	9.56%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,602	45,523
Apptio, Inc.(2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(56)	(63)
Associations, Inc.(2) (3)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	19,153	18,954	18,961
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.32%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,229	2,418	2,418
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(8)	(8)
BJH Holdings III Corp.(2)	Hotels, Restaurants & Leisure	7.79%	L + 5.75%	08/19/2025	9,119	9,030	9,028
Brillio, LLC(2) (3)	IT Services	6.79%	L + 4.75%; 1.00% Floor	02/06/2025	6,584	6,540	6,534
Brillio, LLC(2) (3) (4)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,200	—	(22)
Bullhorn, Inc.(2) (3)	Internet Software & Services	8.91%	L + 6.75%; 1.00% Floor	11/21/2022	18,867	18,724	18,867
Bullhorn, Inc.(2) (10)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	16,109	15,868	15,868
Bullhorn, Inc.(2) (3)	Internet Software & Services	8.91%	L + 6.75%; 1.00% Floor	11/21/2022	4,519	4,488	4,519
Bullhorn, Inc.(2) (4) (10)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	1,331	—	—
Bullhorn, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 6.75%; 1.00% Floor	11/21/2022	899	(12)	—
Bullhorn, Inc.(2) (4) (10)	Internet Software & Services		L + 5.50%; 1.00% Floor	10/01/2025	799	—	—
Businessolver.com, Inc.(2) (3)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,612	29,550
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	9.66%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	3,171	3,154
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	9.55%	L + 7.50%; 1.00% Floor	05/15/2023	3,760	772	761
CFS Management, LLC(2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	7,010	6,941	6,940
CFS Management, LLC(2) (4) (5)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	2,067	(20)	(21)
Clarkson Eyecare, LLC(2)	Health Care Providers & Services	8.37%	L + 6.25%; 1.00% Floor	04/02/2021	10,980	10,770	10,760
Clarkson Eyecare, LLC(2)	Health Care Providers & Services	8.39%	L + 6.25%; 1.00% Floor	04/02/2021	7,260	7,114	7,114
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	8.76%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,541	12,446
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	19,051	18,696	19,051
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	5,479	5,386	5,479
Continuum Managed Services LLC(2) (3)	IT Services	8.05%	L + 6.00%; 1.00% Floor	06/08/2023	1,614	1,586	1,614
Continuum Managed Services LLC(2) (3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(30)	—
Convene 237 Park Avenue, LLC(2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	31,000	30,389	30,380
Convene 237 Park Avenue, LLC(2) (4) (5)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	9,120	(90)	(91)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.61%	L + 4.50%	05/14/2025	12,420	12,243	12,233
CorePower Yoga LLC(2) (4) (5)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(14)	(15)
CorePower Yoga LLC(2) (4) (5)	Diversified Consumer Services		L + 4.50%	05/14/2025	2,692	(38)	(40)
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	5,418	5,397	5,391
DDS USA Holding, Inc.(2) (3)	Health Care Equipment & Supplies	7.35%	L + 5.25%; 1.00% Floor	06/30/2022	5,126	5,106	5,100
DDS USA Holding, Inc.(2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.25%; 1.00% Floor	06/30/2022	1,533	(6)	(8)
Diligent Corporation(2) (3)	Professional Services	7.75%	L + 5.50%; 1.00% Floor	04/14/2022	€ 22,880	26,229	24,689
Diligent Corporation(2) (3) (4)	Professional Services	7.73%	L + 5.50%; 1.00% Floor	04/14/2022	11,551	2,896	2,892
Diligent Corporation(2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	2,108	2,088	2,087
Diligent Corporation(2) (3) (4)	Professional Services	7.64%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,552	1,566
Diligent Corporation(2) (3)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	728	721	721

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Diligent Corporation(2) (3)	Professional Services	7.81%	L + 5.50%; 1.00% Floor	04/14/2022	$ 352	$349	$349
DiscoverOrg, LLC(2)	Software	6.54%	L + 4.50%	02/02/2026	23,582	23,362	23,471
DocuTAP, Inc.(2) (3)	Health Care Technology	7.79%	L + 5.75%; 1.00% Floor	05/12/2025	35,154	34,320	34,802
E2open, LLC(2)	Software	7.87%	L + 5.75%; 1.00% Floor	11/26/2024	24,300	24,066	24,057
Elemica Parent, Inc.(2)	Chemicals	7.65%	L + 5.50%	09/18/2025	4,268	4,162	4,161
Elemica Parent, Inc.(2) (4)	Chemicals	7.63%	L + 5.50%	09/18/2025	550	151	151
Elemica Parent, Inc.(2) (4) (5)	Chemicals		L + 5.50%	09/18/2025	830	(10)	(10)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.36%	L + 6.25%; 1.00% Floor	09/25/2024	31,569	31,092	30,070
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(25)	(85)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€ 25,300	28,966	27,300
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(24)	(17)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 2,200	(37)	(183)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	11,437	11,237	11,323
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	4,053	4,017	4,012
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	3,032	3,005	3,002
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	2,285	2,246	2,262
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	1,445	1,420	1,430
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	7.55%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	351	361
FWR Holding Corporation(3) (4) (5)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	3,040	(26)	(30)
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.11%	L + 6.00%; 1.00% Floor	09/04/2024	18,008	17,699	17,693
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.12%	L + 6.00%; 1.00% Floor	09/04/2024	7,189	7,063	7,063
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(46)	(51)
Gastro Health Holdco, LLC(2)(3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	6,933	(52)	(121)
Gastro Health Holdco, LLC(2)(3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	7,200	(62)	(126)
GlobalTranz Enterprises, Inc.(2)	Road & Rail	7.06%	L + 5.00%	05/15/2026	11,473	11,252	10,976
Granicus, Inc.(2)	Software	6.85%	L + 4.75%; 1.00% Floor	09/07/2022	12,206	12,102	12,084
HS4 AcquisitionCo, Inc.(2)	Hotels, Restaurants & Leisure	8.85%	L + 6.75%; 1.00% Floor	07/09/2025	34,501	33,831	33,811
HS4 AcquisitionCo, Inc.(2) (4) (5)	Hotels, Restaurants & Leisure		L + 6.75%; 1.00% Floor	07/09/2025	2,805	(54)	(56)
Hygiena Borrower LLC	Life Sciences Tools & Services	6.10%	L + 4.00%; 1.00% Floor	08/26/2022	5,328	5,270	5,221
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(6)	(11)
Hygiena Borrower LLC(4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(4)	(16)
iCIMS, Inc.(2) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,862	41,849
iCIMS, Inc.(2) (3)	Software	8.56%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,695	7,707
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(44)	(47)
Integral Ad Science, Inc.(2) (3)	Media	9.37%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	34,139	33,576	33,541
Integral Ad Science, Inc.(2) (3) (4) (5)	Media		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(40)	(45)
Internet Truckstop Group, LLC(2) (3)	Transportation Infrastructure	7.61%	L + 5.50%; 1.00% Floor	04/02/2025	32,459	31,703	31,647
Internet Truckstop Group, LLC(2) (3) (4) (5)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,600	(60)	(65)
Lithium Technologies, Inc.(2) (3)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,225	49,171

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Lithium Technologies, Inc.(2) (3) (4)	Internet Software & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	$ 3,448	$638	$629
Mailgun Technologies, Inc.(2) (3)	Internet Software & Services	7.61%	L + 5.50%; 1.00% Floor	03/26/2025	19,124	18,767	18,741
Mailgun Technologies, Inc.(2)(3) (4)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	4,104	—	—
Mailgun Technologies, Inc.(2) (3) (4) (5)	Internet Software & Services		L + 5.50%; 1.00% Floor	03/26/2025	2,230	(41)	(45)
Midwest Transport, Inc.(2) (3)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	17,195	17,051	17,023
MMIT Holdings, LLC(2) (3)	Health Care Technology	7.60%	L + 5.50%; 1.00% Floor	11/15/2024	29,807	29,263	29,285
MMIT Holdings, LLC(2) (3) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	4,525	(78)	(79)
Netvoyage Corporation(2) (3)	Software	10.30%	L + 8.25%; 1.00% Floor	03/22/2024	7,957	7,846	7,858
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 8.25%; 1.00% Floor	03/24/2022	610	(6)	(8)
Pathway Vet Alliance LLC(2) (3)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	6,973	6,910	6,904
Pathway Vet Alliance LLC(2) (3) (4)	Health Care Providers & Services	6.55%	L + 4.50%	12/20/2024	2,465	1,888	1,883
Picture Head Midco LLC(2) (3)	Media	8.79%	L + 6.75%; 1.00% Floor	08/31/2023	27,467	26,988	27,055
Picture Head Midco LLC(2) (3)	Media	8.81%	L + 6.75%; 1.00% Floor	08/31/2023	2,750	2,750	2,709
PlanSource Holdings, Inc.(2) (3)	Health Care Technology	8.81%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,300	33,261
PlanSource Holdings, Inc.(2) (3) (4) (5)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(87)	(94)
Power Stop, LLC(2)	Auto Components	6.85%	L + 4.75%	10/19/2025	10,818	10,794	10,710
Riverpoint Medical, LLC(2) (3)	Health Care Equipment & Supplies	7.10%	L + 5.00%; 1.00% Floor	06/21/2025	13,439	13,375	13,305
Riverpoint Medical, LLC(2) (3) (4) (5)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	2,450	(12)	(24)
SF Home Décor, LLC(2) (3)	Household Products	11.86%	L + 9.75%; 1.00% Floor	07/13/2022	24,300	23,721	23,510
Shopatron, LLC(2) (3)	Internet & Catalog Retail	11.83%	L + 9.50%; 1.00% Floor	12/18/2020	6,352	6,264	6,257
SPay, Inc.(2) (3)	Internet Software & Services	7.80%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,504	14,266
SPay, Inc.(2) (3) (4)	Internet Software & Services	7.90%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,060	1,034
SPay, Inc.(2) (3)	Internet Software & Services	8.06%	L + 5.75%; 1.00% Floor	06/17/2024	543	539	526
The Center for Orthopedic and Research Excellence, Inc.(2)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	19,627	19,338	19,284
The Center for Orthopedic and Research Excellence, Inc.(2) (4)	Health Care Providers & Services	7.56%	L + 5.50%; 1.00% Floor	08/15/2025	2,707	366	359
The Center for Orthopedic and Research Excellence, Inc.(2) (4) (5)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	6,768	(56)	(59)
VRC Companies, LLC(3)	Commercial Services & Supplies	8.54%	L + 6.50%; 1.00% Floor	03/31/2023	10,026	9,946	9,951
VRC Companies, LLC(3) (4)	Commercial Services & Supplies	9.33%	L + 6.50%; 1.00% Floor	03/31/2022	249	164	164
WebPT, Inc.(2)	Health Care Technology	8.89%	L + 6.75%; 1.00% Floor	08/28/2024	14,933	14,639	14,635
WebPT, Inc.(2) (4) (5)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,867	(18)	(19)
WebPT, Inc.(2) (4) (5)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,556	(31)	(31)
Wine.com, LLC(2) (3)	Beverages	9.59%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,840	8,820
Wolfpack IP Co.(2) (3) (6)	Real Estate Management & Development	8.56%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,312	46,275
Wolfpack IP Co.(2) (3) (4) (5) (6)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(90)	(94)
WorkForce Software, LLC(2)	Software	8.76%	L + 6.50%; 1.00% Floor	07/31/2025	12,732	12,483	12,477
WorkForce Software, LLC(2) (4) (5)	Software		L + 6.50%; 1.00% Floor	07/31/2025	1,123	(22)	(22)
Wrike, Inc.(2) (3)	Professional Services	8.80%	L + 6.75%; 1.00% Floor	12/31/2024	23,044	22,628	22,583
Wrike, Inc.(2) (3) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(40)	(46)
Xactly Corporation(2) (3)	Internet Software & Services	9.30%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,377	34,416
Xactly Corporation(2) (3) (4) (5)	Internet Software & Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(25)	(27)
Yasso, Inc.(2) (3)	Food Products	9.79%	L + 7.75%; 1.00% Floor	03/23/2022	7,432	7,349	7,172

Total 1st Lien/Senior Secured Debt						1,129,825	1,124,800

1st Lien/Last-Out Unitranche (7) – 10.89%
Doxim, Inc.(2) (3)	Diversified Financial Services	8.10%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,603	26,549

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Doxim, Inc.(2) (3)	Diversified Financial Services	8.15%	L + 6.00%; 1.00% Floor	02/28/2024	$ 22,376	$21,819	$21,760
RugsUSA, LLC(2) (3)	Household Products	8.55%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,267	8,268
Smarsh, Inc.(2) (3)	Software	9.93%	L + 7.88%; 1.00% Floor	03/31/2021	44,542	44,121	44,208

Total 1st Lien/Last-Out Unitranche						100,810	100,785

2nd Lien/Senior Secured Debt – 36.78%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	10.60%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,241	5,239
Chase Industries, Inc.(2) (3)	Building Products	10.05%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,659	22,781
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(153)	(381)
DiscoverOrg, LLC(2)	Software	10.60%	L + 8.50%	02/01/2027	14,600	14,392	14,478
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.26%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,933	24,956
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	9.82%	L + 7.50%	07/31/2025	10,000	9,780	9,750
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(26)	(63)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	9.85%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,608	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.08%	L + 7.75%; 1.00% Floor	08/26/2023	970	130	122
ICP Industrial, Inc.(2) (3)	Chemicals	10.31%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,345	28,322
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,444	21,626
Market Track, LLC(2) (3)	Internet & Catalog Retail	9.79%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,529	19,200
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.29%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	17,000	16,878
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.04%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,126	26,093
RSC Acquisition, Inc.(2) (3)	Insurance	10.26%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	12,006	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.26%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,776	7,762
RSC Acquisition, Inc.(2) (3)	Insurance	10.18%	L + 8.00%; 1.00% Floor	11/30/2023	6,760	6,639	6,692
RSC Acquisition, Inc.(2) (3)	Insurance	10.18%	L + 8.00%; 1.00% Floor	11/30/2023	6,100	6,055	6,039
SMB Shipping Logistics, LLC(2) (3)	Air Freight & Logistics	10.17%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,651	24,563
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.04%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,251	5,650
USRP Holdings, Inc.(2) (3)	Insurance	10.79%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,596	9,603
USRP Holdings, Inc.(2) (3) (4)	Insurance	10.79%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,560	1,560
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	9.85%	L + 7.75%	07/02/2026	11,770	11,665	10,887
Xcellence, Inc.(2) (3)	IT Services	10.86%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,544	25,708
YI, LLC(2) (3)	Health Care Equipment & Supplies	9.85%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,071	21,014
Zep Inc.(2)	Chemicals	10.35%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,881	17,538

Total 2nd Lien/Senior Secured Debt						355,703	340,600

Total Corporate Debt						1,586,338	1,566,185

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 1.03%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services				136,589	$4,500	$6,750
Wine.com, LLC(2) (3) (8) (9)	Beverages				314,154	2,700	2,743

Total Preferred Stock						7,200	9,493

Common Stock (1) – 1.47%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (8)	Health Care Providers & Services				11,719	1,580	2,179
Collaborative Imaging Holdco, LLC – Performance Units^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services				11,060	220	561
Continuum Managed Services LLC – Class A(2) (3) (8) (9)	IT Services				663	663	815
Continuum Managed Services LLC – Class B(2) (3) (8) (9)	IT Services				449,713	7	1,340
Country Fresh Holding Company Inc.(2) (3) (8) (9)	Food Products				843	1,053	979
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services				500	500	144
Wrike, Inc.(2) (3) (8) (9)	Professional Services				494,952	3,075	4,123
Yasso, Inc.(2) (3) (8) (9)	Food Products				790	790	330

Total Common Stock						11,051	13,634

TOTAL INVESTMENTS – 171.64%						$1,604,589	$1,589,312

LIABILITIES IN EXCESS OF OTHER ASSETS – (71.64%)							$(663,353)

NET ASSETS – 100.00%							$925,959

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of September 30, 2019 (continued)

(in thousands, except share and per share amounts)

(Unaudited)

#	Percentages are based on net assets.
(+)

The Consolidated Schedule of Investments discloses the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of September 30, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.03%, 2.06%, 2.09%, 2.07%, 2.02% and 1.91%, respectively. As of September 30, 2019, P was 5.00%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2019.

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

(6)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019 the aggregate fair value of these securities is $73,842 or 4.58% of the Company’s total assets.

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

(8)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2019, the aggregate fair value of these securities is $23,127 or 2.50% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC – Performance Units – Common Stock	03/30/2018
Continuum Managed Services LLC – Class A – Common Stock	06/08/2017
Continuum Managed Services LLC – Class B – Common Stock	06/08/2017
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(9)	Non-income producing security.
(10)	Position or portion thereof unsettled as of September 30, 2019.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A	USD 541	EUR 451	10/04/2019	$49
Bank of America, N.A	USD 444	EUR 369	11/05/2019	41
Bank of America, N.A	USD 540	EUR 446	01/06/2020	50
Bank of America, N.A	USD 547	EUR 448	04/06/2020	52
Bank of America, N.A	USD 549	EUR 446	07/06/2020	53

				$245

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value

Investments at Fair Value – 135.00% #

Corporate Debt (1) – 132.81%

1st Lien/Senior Secured Debt – 78.63%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$ 14,480	$14,084	$14,082
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	37,920	—	—
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	3,160	—	—
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	16,796	16,598	16,628
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,186	1,441	1,448
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(10)	(8)
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	17,208	17,064	17,079
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,553	4,516	4,519
Bullhorn, Inc.(2) (3)	Internet Software & Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	899	885	892
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,535	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,760	1,438	1,429
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	1,078	1,038
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,525	12,446
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	19,198	18,779	18,814
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	5,520	5,410	5,410
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,626	1,593	1,593
Continuum Managed Services LLC(2)(3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(38)	(40)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	9,850	9,687	9,702
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,256	1,245	1,209
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	52,418	51,572	52,024
Datto, Inc.(2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,529	(55)	(26)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,641	5,614	5,599
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,459	5,433	5,418
DDS USA Holding, Inc.(2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,533	(7)	(12)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€ 23,054	26,356	26,084
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	734	724	725
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	680	697
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	354	(5)	(4)
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	13,670	(171)	(171)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	31,800	31,263	31,243
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(30)	(32)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€ 25,300	28,916	28,408
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(28)	(34)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€ 2,200	(42)	(87)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	11,525	11,290	11,294
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,296	2,251	2,251
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,456	1,427	1,427
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,506	535	535
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	14,500	14,222	14,210
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(54)	(58)

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

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
ERC Finance, LLC(2) (3)	Health Care Providers & Services	10.74%	L + 8.22%; 1.00% Floor	09/22/2025	$ 25,400	$24,892	$24,892
Genesis Acquisition Co.(2) (3)	Diversified Financial Services	10.02%	L + 7.50%	07/31/2025	10,000	9,760	9,725
Genesis Acquisition Co.(2) (3) (4) (5)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(30)	(69)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,601	2,604
Hygiena Borrower LLC(3) (4)	Life Sciences Tools & Services	10.55%	L + 7.75%; 1.00% Floor	08/26/2023	970	128	121
ICP Industrial, Inc.(2) (3)	Chemicals	10.68%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,276	28,250
Institutional Shareholder Services Inc.(2)	Diversified Financial Services	10.55%	L + 7.75%; 1.00% Floor	10/16/2025	7,200	7,168	7,056
Intelligent Medical Objects, Inc.(2) (3)	Health Care Technology	11.27%	L + 8.50%; 1.00% Floor	12/22/2024	17,500	17,109	17,325
Market Track, LLC(2) (3)	Internet Catalog & Retail	10.18%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,484	19,000
National Spine and Pain Centers, LLC(2) (3)	Health Care Providers & Services	10.77%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	16,958	16,965
Odyssey Logistics & Technology Corporation(2)	Road & Rail	10.52%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,082	25,894
RSC Acquisition, Inc.(2) (3)	Insurance	10.53%	L + 8.00%; 1.00% Floor	11/30/2023	12,100	11,993	11,979
RSC Acquisition, Inc.(2) (3)	Insurance	10.80%	L + 8.00%; 1.00% Floor	11/30/2023	7,840	7,767	7,762
RSC Acquisition, Inc.(2) (3) (4) (5)	Insurance		L + 8.00%; 1.00% Floor	11/30/2023	6,100	(52)	(61)
SMB Shipping Logistics, LLC(2)	Air Freight & Logistics	10.86%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,616	24,500
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	9.52%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,249	6,089
USRP Holdings, Inc.(2) (3)	Insurance	11.55%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,587	9,579
USRP Holdings, Inc.(2) (3) (4)	Insurance	11.43%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,557	1,554
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	10.55%	L + 7.75%	07/02/2026	11,770	11,657	11,417
Xcellence, Inc.(2) (3)	IT Services	11.57%	L + 8.75%; 1.00% Floor	06/22/2024	18,400	17,986	18,032
YI, LLC(2) (3)	Health Care Equipment & Supplies	10.55%	L + 7.75%; 1.00% Floor	11/07/2025	21,700	21,115	21,103
Zep Inc.(2)	Chemicals	11.05%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,826	27,755

Total 2nd Lien/Senior Secured Debt						359,039	353,765

Total Corporate Debt						1,095,856	1,089,260

Portfolio Company	Industry		Coupon		Shares	Cost	Fair Value

Preferred Stock (1) – 0.99%
Accuity Delivery Systems, LLC^ (2) (3) (8) (9)	Health Care Providers & Services				136,589	$4,500	$5,400
Wine.com, LLC(2) (8) (9)	Beverages				314,154	2,700	2,700

Total Preferred Stock						7,200	8,100

Common Stock (1) – 1.20%
Collaborative Imaging Holdco, LLC – Class B^^^ (2) (3) (8)	Health Care Providers & Services				11,719	1,580	1,842
Collaborative Imaging Holdco, LLC – Class C^^^ (2) (3) (6) (8) (9)	Health Care Providers & Services				11,060	220	306
Continuum Managed Services LLC – Class A(2) (3) (8) (9)	IT Services				663	663	762
Continuum Managed Services LLC – Class B(2) (3) (8) (9)	IT Services				449,713	7	243
Elah Holdings, Inc.^ (2) (3) (8) (9)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(2) (3) (8) (9)	Health Care Providers & Services				500	500	265
Wrike, Inc.(2) (8) (9)	Professional Services				494,952	3,075	3,075
Yasso, Inc.(2) (3) (8) (9)	Food Products				790	790	169

Total Common Stock						9,998	9,825

TOTAL INVESTMENTS – 135.00%						$1,113,054	$1,107,185

LIABILITIES IN EXCESS OF OTHER ASSETS – (35.00%)							$(287,031)

NET ASSETS – 100.00%							$820,154

#	Percentages are based on net assets.
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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company will seek to achieve this objective, primarily through direct originations of secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

The investment period commenced on December 29, 2016 (the “Initial Closing Date”). On August 8, 2019, the Board of Directors (the “Board of Directors”) extended the investment period for one additional six-month period from September 29, 2019 to March 29, 2020. With the approval of a majority-in-interest of the stockholders, the investment period may be extended for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 1, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income. For the three and nine months ended September 30, 2019, the Company earned $0 and $1,213 in prepayment premiums, respectively, and $520 and $1,747 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and nine months ended September 30, 2018, the Company earned $0 and $537 in prepayment premiums, respectively, and $15 and $601 in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company did not have any investments on non-accrual status. As of December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2019 and December 31, 2018, the Company held an aggregate cash balance of $11,317 and $15,010, respectively. Foreign currency of $1,598 (acquisition cost of $1,632) and $252 (acquisition cost of $250) is included in cash as of September 30, 2019 and December 31, 2018, respectively.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

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

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on realized gains on investments of $0 and $(100), respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on realized gains on investments of $0 and $372, respectively. For the three and nine months ended September 30, 2019, the Company accrued provision for taxes on unrealized gains on investments of $171 and $614, respectively. For the three and nine months ended September 30, 2018, the Company accrued provision for taxes on unrealized gains on investments of $205 and $205, respectively. As of September 30, 2019, $996 of income taxes remained payable.

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

Consolidated Statements of Changes in Net Assets – The table below provides a reconciliation for previously disclosed distributions from net investment income and realized gain for the nine months ended September 30, 2018 to distributions from distributable earnings as disclosed in the current filing.

Distributions to stockholders from:	For the Nine Months Ended September 30, 2018
Net investment income	$(34,760)
Total distributions to stockholders	$(34,760)

3.	SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

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

For the three and nine months ended September 30, 2019, Management Fees amounted to $3,489 and $10,145, respectively. For the three and nine months ended September 30, 2018, Management Fees amounted to $2,409 and $6,248, respectively. As of September 30, 2019, net Management Fees payable amounted to $3,489.

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

For the three and nine months ended September 30, 2019, the Company accrued an Incentive Fee based on income of $3,265 and $14,605, respectively. For the three and nine months ended September 30, 2018, the Company accrued an Incentive Fee based on income of $0 and $0, respectively. As of September 30, 2019, $3,265 remained payable.

For the three and nine months ended September 30, 2019, the Company accrued an Incentive Fee based on capital gains under GAAP of $0 and $0, respectively, for which none were realized. For the three and nine months ended September 30, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(85) and $(77), respectively, for which none were realized.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $287 and $824, respectively. As of September 30, 2019, $187 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Administrator and the Custodian of $185 and $501, respectively.

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

For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $279 and $812, respectively. As of September 30, 2019, $279 remained payable. For the three and nine months ended September 30, 2018, the Company incurred expenses for services provided by the Transfer Agent of $193 and $500, respectively.

Affiliates

The Company’s investments in affiliates for the nine months ended September 30, 2019 were as follows:

	Fair Value as of December 31, 2018	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2019	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$159,916	$(159,916)	$–	$–	$–	$37
Accuity Delivery Systems, LLC	19,482	55	–	–	1,440	20,977	1,120
Collaborative Imaging, LLC	14,594	16	–	–	576	15,186	998
Elah Holdings, Inc.	3,163	–	–	–	–	3,163	–
Total Non-Controlled Affiliates	$37,239	$159,987	$(159,916)	$–	$2,016	$39,326	$2,155

(1)	Fund advised by an affiliate of Goldman Sachs.
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

The Company’s investments in affiliates for the year ended December 31, 2018 were as follows:

	Fair Value as of December 31, 2017		Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2018	Dividend, Interest and Other Income
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$212,620	$(212,620)	$–	$–	$–	$55
Accuity Delivery Systems, LLC	–		18,584	–	–	898	19,482	810
Collaborative Imaging, LLC	–		14,325	–	–	269	14,594	999
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–
Total Non-Controlled Affiliates	$–	(4)	$248,692	$(212,620)	$–	$1,167	$37,239	$1,864

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of September 30, 2019 and December 31, 2018, there were $306 and $475, respectively, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	September 30, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,129,825	$1,124,800	$646,334	$644,913
1st Lien/Last-Out Unitranche	100,810	100,785	90,483	90,582
2nd Lien/Senior Secured Debt	355,703	340,600	359,039	353,765
Preferred Stock	7,200	9,493	7,200	8,100
Common Stock	11,051	13,634	9,998	9,825
Total Investments	$1,604,589	$1,589,312	$1,113,054	$1,107,185

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	September 30, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	11.8%	20.3%	8.5%	11.5%
Health Care Technology	10.5	18.0	5.6	7.5
Health Care Providers & Services	10.1	17.4	8.6	11.6
Internet Software & Services	9.9	17.1	10.4	14.1
IT Services	6.7	11.4	8.8	11.8
Real Estate Management & Development	6.2	10.6	1.6	2.2
Diversified Financial Services	5.4	9.2	7.5	10.1
Hotels, Restaurants & Leisure	4.1	7.0	1.4	1.9
Media	4.0	6.8	6.0	8.1
Professional Services	3.7	6.4	5.2	7.1
Health Care Equipment & Supplies	3.5	6.0	3.9	5.3
Road & Rail	3.4	5.8	3.9	5.3
Chemicals	3.2	5.4	7.2	9.8
Insurance	2.7	4.7	2.8	3.8
Household Products	2.0	3.4	3.0	4.0
Transportation Infrastructure	2.0	3.4	–	–
Diversified Telecommunication Services	1.9	3.2	2.8	3.8
Internet & Catalog Retail	1.6	2.8	1.7	2.3
Air Freight & Logistics	1.5	2.7	2.2	3.0
Building Products	1.4	2.4	2.1	2.8
Diversified Consumer Services	0.8	1.3	–	–
Beverages	0.7	1.3	1.0	1.4
Auto Components	0.7	1.2	1.0	1.3
Commercial Services & Supplies	0.6	1.1	0.6	0.8
Food Products	0.5	0.9	1.6	2.1
Life Sciences Tools & Services	0.5	0.9	0.7	1.0
Containers & Packaging	0.4	0.6	0.6	0.7
Capital Markets	0.2	0.3	0.3	0.4
Distributors	–	–	1.0	1.3
Total	100.0%	171.6%	100.0%	135.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	September 30, 2019	December 31, 2018
United States	95.4%	97.4%
Canada	2.9	–
Ireland	1.7	2.6
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of September 30, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of September 30, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of September 30, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$861,471	• Discount Rate	6.1% – 12.5% (8.3%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$100,785	• Discount Rate	8.1% – 9.8% (9.5%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$265,954	• Discount Rate	9.5% – 10.8% (10.1%)
Equity	Preferred Stock	Comparable multiples:
	$9,493	• EV/EBITDA(5)	3.6x – 31.0x (19.8x)
Comparable multiples:
		• EV/Revenue	1.1x – 3.4x (1.3x)
	Common Stock	Discounted cash flows:
	$13,634	• Discount Rate	14.7% – 31.1% (24.5%)
Comparable multiples:
		• EV/EBITDA(5)	8.5x – 16.6x (13.8x)
Comparable multiples:
		• EV/Revenue	4.8x – 25.0x (9.5x)

(1)

Included within Level 3 assets of $1,480,219 is an amount of $228,882 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions).

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of September 30, 2019:

Investments – Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$34,447	$1,090,353	$1,124,800
1st Lien/Last-Out Unitranche	–	–	100,785	100,785
2nd Lien/Senior Secured Debt	–	74,646	265,954	340,600
Preferred Stock	–	–	9,493	9,493
Common Stock	–	–	13,634	13,634
Total	$–	$109,093	$1,480,219	$1,589,312

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$245	$–	$245
Total	$–	$245	$–	$245

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2018:

Investments – Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$–	$644,913	$644,913
1st Lien/Last-Out Unitranche	–	–	90,582	90,582
2nd Lien/Senior Secured Debt	–	53,649	300,116	353,765
Preferred Stock	–	–	8,100	8,100
Common Stock	–	–	9,825	9,825
Total	$–	$53,649	$1,053,536	$1,107,185

Derivatives	Level 1	Level 2	Level 3	Total
Foreign currency forward contracts (asset)(1)	$–	$122	$–	$122
Total	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The following is a reconciliation of Level 3 assets for the nine months ended September 30, 2019:

Level 3	Beginning Balance as of January 1, 2019	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance as of September 30, 2019
1st Lien/Senior Secured Debt	$644,913	$559,371	$(21)	$(3,437)	$(114,031)	$3,558	$–	$–	$1,090,353
1st Lien/Last-Out Unitranche	90,582	10,294	–	(124)	(339)	372	–	–	100,785
2nd Lien/Senior Secured Debt	300,116	24,522	(10,553)	1,181	(32,795)	987	–	(17,504)	265,954
Preferred Stock	8,100	–	–	1,393	–	–	–	–	9,493
Common Stock	9,825	1,054	–	2,755	–	–	–	–	13,634
Total assets	$1,053,536	$595,241	$(10,574)	$1,768	$(147,165)	$4,917	$–	$(17,504)	$1,480,219

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)

Change in unrealized appreciation (depreciation) relating to assets still held at September 30, 2019 totaled $227 consisting of the following: 1st Lien/Senior Secured Debt $(2,981), 1st Lien/Last-Out Unitranche $(124), 2nd Lien/Senior Secured Debt $(816), Preferred Stock $1,393 and Common Stock $2,755.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the nine months ended September 30, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency. For the nine months ended September 30, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2019 and December 31, 2018, approximates its carrying value.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 244% and 381%, respectively.

The Company’s outstanding debt as of September 30, 2019 and December 31, 2018 was as follows:

	As of
	September 30, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value(3)
SunTrust Revolving Credit Facility (1)(2)	$850,000	$210,186	$639,563	$600,000	$314,401	$286,189
Total Debt	$850,000	$210,186	$639,563	$600,000	$314,401	$286,189

(1)

The Company may borrow amounts in USD or certain other permitted currencies. As of September 30, 2019, the Company had outstanding borrowings denominated in USD of $587,300 and in Euros (EUR) of EUR 47,950. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $231,250 and in Euros (EUR) of EUR 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $900,000.
(3)	Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.

The combined weighted average interest rate of the aggregate borrowings outstanding for the nine months ended September 30, 2019 and for the year ended December 31, 2018 were 4.40% and 4.20%, respectively.

SunTrust Revolving Credit Facility

On September 11, 2017, the Company entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. The Company amended the SunTrust Revolving Credit Facility on September 17, 2018 and July 10, 2019.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 30, 2019, total commitments under the SunTrust Revolving Credit Facility were $850,000. The accordion feature of the SunTrust Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $900,000.

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

Costs of $5,196 were incurred in connection with obtaining and amending the SunTrust Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the SunTrust Revolving Credit Facility using the straight-line method. As of September 30, 2019 and December 31, 2018, deferred financing costs were $3,005 and $3,233, respectively.

The summary information of the SunTrust Revolving Credit Facility for the three and nine months ended September 30, 2019 and 2018 is as follows:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Borrowing interest expense	$6,399	$2,950	$14,810	$5,268
Facility fees	228	187	685	629
Amortization of financing costs	374	256	974	680
Total	$7,001	$3,393	$16,469	$6,577
Weighted average interest rate	4.34%	4.21%	4.40%	4.17%
Average outstanding balance	$584,493	$278,343	$450,012	$168,956

7.	DERIVATIVES

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

For the three and nine months ended September 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $2,963 and $3,855, respectively. For the period from August 8, 2018 to September 30, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $3,334. The Company did not hold any derivative instruments prior to August 8, 2018.

The following table sets forth the Company’s net exposure to foreign currency forward contracts that are subject to ISDA Master Agreements or similar agreements as of September 30, 2019.

Counterparty	Gross Amount of Assets on the Consolidated Statements of Assets and Liabilities	Gross Amount of (Liabilities) on the Consolidated Statements of Assets and Liabilities	Net Amount of Assets or (Liabilities) Presented on the Consolidated Statements of Assets and Liabilities	Collateral (Received) Pledged (1)	Net Amounts (2)
Bank of America, N.A.	$245	$–	$245	$–	$245
Total	$245	$–	$245	$–	$245

(1)	Amount excludes excess cash collateral paid.
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

The effect of transactions in derivative instruments to the Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net realized gain (loss) on foreign currency forward contracts	$53	$—	$65	$—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	78	3	123	3
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$131	$3	$188	$3

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	September 30, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,034,998	$82,878	92%	$1,035,043	$207,078	80%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement to fund investments. As of September 30, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types as of the dates indicated:

	September 30, 2019			December 31, 2018
	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)	Commitment Expiration Date(1)	Unfunded Commitment(2)	Fair Value(3)
1st Lien/Senior Secured Debt
Picture Head Midco LLC	–	$–	$–	3/31/2019	$3,620	$(72)
VRC Companies, LLC	–	–	–	9/27/2019	1,238	(12)
SPay, Inc.	–	–	–	6/15/2020	8,069	(204)
Diligent Corporation	–	–	–	8/3/2020	354	(4)
Gastro Health Holdco, LLC	–	–	–	9/4/2020	7,146	(144)
Datto, Inc.	–	–	–	12/7/2022	3,529	(26)
Picture Head Midco LLC	–	–	–	8/31/2023	2,509	(51)
Apptio, Inc.	–	–	–	1/10/2025	37,161	–
Mailgun Technologies, Inc.	12/10/2019	4,022	–	–	–	–
Gastro Health Holdco, LLC	4/13/2020	6,933	(121)	–	–	–
Businessolver.com, Inc.	5/15/2020	1,278	(22)	5/15/2020	3,350	(68)
Hygiena Borrower LLC	6/29/2020	814	(16)	6/29/2020	808	(16)
Convene 237 Park Avenue, LLC	8/30/2020	9,120	(91)	–	–	–
Diligent Corporation	12/19/2020	8,544	(85)	12/19/2020	13,670	(171)
Pathway Vet Alliance LLC	12/21/2020	557	(6)	–	–	–
Brillio, LLC	2/6/2021	2,200	(22)	–	–	–
FWR Holding Corporation	2/28/2021	3,040	(30)	–	–	–
CorePower Yoga, LLC	5/14/2021	2,692	(40)	–	–	–
CFS Management, LLC	7/1/2021	2,067	(21)
Associations, Inc.	7/30/2021	1,768	(18)	7/30/2021	2,696	(27)
The Center for Orthopedic and Research Excellence, Inc.	8/15/2021	6,768	(59)	–	–	–
WebPT, Inc.	8/28/2021	1,867	(19)	–	–	–
Gastro Health Holdco, LLC	9/13/2021	7,200	(126)	–	–	–
Elemica Parent, Inc.	9/18/2021	830	(10)	–	–	–
Bullhorn, Inc.	10/1/2021	1,311	–	–	–	–
Netvoyage Corporation	3/24/2022	610	(8)	3/24/2022	610	(8)
VRC Companies, LLC	3/31/2022	83	(1)	3/31/2022	122	(1)
Diligent Corporation	4/14/2022	216	(2)	4/14/2022	1,080	(14)
Continuum Managed Services LLC	6/8/2022	2,000	–	6/8/2022	2,000	(40)
DDS USA Holding, Inc.	6/30/2022	1,533	(8)	6/30/2022	1,533	(12)
Xactly Corporation	7/29/2022	2,177	(27)	7/29/2022	2,177	(33)
Hygiena Borrower LLC	8/26/2022	550	(11)	8/26/2022	550	(11)
Lithium Technologies, Inc.	10/3/2022	2,758	(48)	10/3/2022	3,448	(69)
Bullhorn, Inc.	11/21/2022	899	–	–	–	–
Businessolver.com, Inc.	5/15/2023	2,932	(51)	5/15/2023	2,256	(45)
Integral Ad Science, Inc.	7/19/2023	2,586	(45)	7/19/2023	2,586	(52)
FWR Holding Corporation	8/21/2023	1,129	(11)	8/21/2023	941	(19)
Gastro Health Holdco, LLC	9/4/2023	2,900	(51)	9/4/2023	2,900	(58)
Empirix, Inc.	9/25/2023	1,800	(85)	9/25/2023	1,800	(32)
SPay, Inc.	6/17/2024	543	(18)	6/17/2024	435	(11)
Associations, Inc.	7/30/2024	836	(8)	7/30/2024	836	(8)
WebPT, Inc.	8/28/2024	1,556	(31)	–	–	–
Fenergo Finance 3 Limited	9/5/2024	2,398	(183)	9/5/2024	2,521	(87)
Fenergo Finance 3 Limited	9/5/2024	1,683	(17)	9/5/2024	1,683	(34)
iCIMS, Inc.	9/12/2024	2,662	(47)	9/12/2024	2,662	(53)
MMIT Holdings, LLC	11/15/2024	4,525	(79)	11/15/2024	3,620	(72)
Wrike, Inc.	12/31/2024	2,300	(46)	12/31/2024	2,300	(46)
Apptio, Inc.	1/10/2025	3,160	(63)	1/10/2025	3,097	–
Mailgun Technologies, Inc.	3/26/2025	2,230	(45)	–	–	–
Internet Truckstop Group, LLC	4/2/2025	2,600	(65)	–	–	–
PlanSource Holdings, Inc.	4/22/2025	4,681	(94)	–	–	–
CorePower Yoga LLC	5/14/2025	1,010	(15)	–	–	–
Wolfpack IP Co.	6/13/2025	4,722	(94)	–	–	–
Riverpoint Medical, LLC	6/21/2025	2,450	(24)	–	–	–
HS4 AcquisitionCo, Inc.	7/9/2025	2,805	(56)	–	–	–
WorkForce Software, LLC	7/31/2025	1,123	(22)	–	–	–
The Center for Orthopedic and Research Excellence, Inc.	8/15/2025	2,301	(40)	–	–	–
Elemica Parent, Inc.	9/18/2025	385	(10)	–	–	–
Bullhorn, Inc.	10/1/2025	787	–	–	–	–
Total 1st Lien/Senior Secured Debt		$127,941	$(1,991)		$123,307	$(1,500)
1st Lien/Last-Out Unitranche
Intelligent Document Solutions, Inc.	–	$–	$–	2/28/2020	$7,880	$(236)
Total 1st Lien/Last-Out Unitranche		$–	$–		$7,880	$(236)
2nd Lien/Senior Secured Debt
RSC Acquisition, Inc.	–	$–	$–	3/5/2020	$6,100	$(61)
USRP Holdings, Inc.	3/29/2020	816	(8)	3/29/2020	816	(10)
Chase Industries, Inc.	5/11/2020	6,100	(381)	5/11/2020	6,100	(198)
Hygiena Borrower LLC	6/29/2020	831	(15)	6/29/2020	823	(15)
Genesis Acquisition Co.	7/31/2020	2,500	(63)	7/31/2020	2,469	(69)
Total 2nd Lien/Senior Secured Debt		$10,247	$(467)		$16,308	$(353)
Total		$138,188	$(2,458)		$147,495	$(2,089)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)

Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of September 30, 2019 and December 31, 2018.

(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.

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

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019:

Share Issue Date	Shares Issued	Proceeds Received
March 25, 2019	4,286,182	$82,610
June 27, 2019	2,179,196	41,545
Total capital drawdowns	6,465,378	$124,155

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2018:

Share Issue Date	Shares Issued	Proceeds Received
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
September 27, 2018	8,011,747	154,825
Total capital drawdowns	13,402,214	$258,301

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
February 28, 2019	March 15, 2019	April 30, 2019	$0.43
May 9, 2019	June 14, 2019	July 31, 2019	$0.43
August 8, 2019	September 13, 2019	October 31, 2019	$0.43

The following table reflects the distributions declared on shares of the Company’s common stock for the nine months ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator for basic and diluted earnings per share – increase in net assets resulting from operations	$18,500	$14,732	$41,749	$38,362
Denominator for basic and diluted earnings per share – weighted average shares outstanding	49,470,258	29,987,263	46,754,248	27,201,088
Basic and diluted earnings per share	$0.37	$0.49	$0.89	$1.41

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Per Share Data:(1)
NAV, beginning of period	$19.07	$18.89
Net investment income	1.27	1.44
Net realized and unrealized gains (losses)(2)	(0.32)	0.10
Income tax provision, realized and unrealized gains	(0.01)	(0.02)

Net increase (decrease) in net assets resulting from operations(2)	0.94	1.52
Distributions declared from net investment income(3)	(1.29)	(1.29)

Total increase (decrease) in net assets	(0.35)	0.23

NAV, end of period	$18.72	$19.12

Shares outstanding, end of period	49,470,258	37,650,673
Weighted average shares outstanding	46,754,248	27,201,088
Total return based on NAV(4)	4.93%	8.05%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$925,959	$720,031
Ratio of net expenses to average net assets(5)	6.85%	4.09%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(5)	2.13%	2.40%
Ratio of interest and other debt expenses to average net assets(5)	2.50%	1.70%
Ratio of incentive fees to average net assets(6)	2.22%	(0.01)%
Ratio of total expenses to average net assets(5)	6.85%	4.09%
Ratio of net investment income to average net assets(5)	9.04%	10.19%
Average debt outstanding	$450,012	$168,956
Average debt per share(7)	$9.63	$6.21
Portfolio turnover	11%	6%

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	The per share data for distributions declared reflects the actual amount of distributions declared per share for the applicable period.
(4)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(5)	Annualized except for certain operating expenses.
(6)	Annualized.
(7)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

12.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On November 7, 2019, the Board of Directors declared a distribution of $0.43 per share payable on January 23, 2020 to stockholders of record as of December 13, 2019.

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through September 30, 2019, we originated $2.02 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

The investment period commenced on December 29, 2016 (the “Initial Closing Date”). On August 8, 2019, our Board of Directors (the “Board of Directors”) extended the investment period for one additional six-month period from September 29, 2019 to March 29, 2020. With the approval of a majority-in-interest of the stockholders, the investment period may be extended for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, our Board of Directors may terminate the Investment Period at any time in its discretion.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 244% and 381%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2019 and December 31, 2018, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	September 30, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$1,129.83	$1,124.80	70.8%	$646.33	$644.91	58.2%
First Lien/Last-Out Unitranche	100.81	100.79	6.3	90.48	90.58	8.2
Second Lien/Senior Secured Debt	355.70	340.60	21.4	359.04	353.77	32.0
Preferred Stock	7.20	9.49	0.6	7.20	8.10	0.7
Common Stock	11.05	13.63	0.9	10.00	9.83	0.9

Total Investments	$1,604.59	$1,589.31	100.0%	$1,113.05	$1,107.19	100.0%

As of September 30, 2019 and December 31, 2018, the weighted average yield on our total portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.0%	9.0%	9.9%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.3	10.3	11.0	10.9
Second Lien/Senior Secured Debt(2)	10.7	11.5	11.2	11.5
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	9.4%	9.5%	10.3%	10.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of September 30, 2019, the total portfolio weighted average yield at amortized cost and fair value was 9.4% and 9.5%, respectively, which decreased from 10.3% and 10.4%, respectively, as of December 31, 2018. Within First Lien/Senior Secured Debt the decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019	December 31, 2018
Number of portfolio companies	74	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	5.7x
Weighted average interest coverage(3)	2.2x	2.1x
Median EBITDA(3)	$37.80 million	$45.11 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of September 30, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 28.8% and 32.5%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on the 1 to 4 grading scale as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$67.55	4.2%	$–	–%
Grade 2	1,498.10	94.3	1,097.23	99.1
Grade 3	23.66	1.5	9.96	0.9
Grade 4	–	–	–	–

Total Investments	$1,589.31	100.0%	$1,107.19	100.0%

The increase in investments with a grade 1 investment performance rating as of September 30, 2019 compared to December 31, 2018 was driven by two portfolio companies with an aggregate fair value of $67.55 million being upgraded due to potential exits. The increase in investments with a grade 2 investment performance rating as of September 30, 2019 compared to December 31, 2018 was primarily driven by an increase in net investment activity.

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,604.59	100.0%	$1,113.05	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,604.59	100.0%	$1,113.05	100.0%

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

The following table shows our investment activity for the three months ended September 30, 2019 and 2018 by investment type:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018
	($ in millions)
New investment commitments at cost:
Gross originations	$251.94	$283.95
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$251.94	$283.95
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$249.53	$254.98
First Lien/Last-Out Unitranche	2.41	–
Second Lien/Senior Secured Debt	–	28.97
Preferred Stock	–	–
Common Stock	–	–

Total	$251.94	$283.95

Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$11.34	$8.79
First Lien/Last-Out Unitranche	0.11	0.12
Second Lien/Senior Secured Debt	24.45	–
Preferred Stock	–	–
Common Stock	–	–

Total	$35.90	$8.91

Net increase (decrease) in portfolio	$216.04	$275.04

Number of new portfolio companies with new investment commitments(3)	10	9
Total new investment commitment amount in new portfolio companies(3)	$201.75	$250.38
Average new investment commitment amount in new portfolio companies(3)	$20.18	$27.82
Number of existing portfolio companies with new investment commitments(3)	6	3
Total new investment commitment amount in existing portfolio companies(3)	$50.20	$33.57
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1	5.5
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.0%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.9%	9.5%
Weighted average yield on new investment commitments(2)(3)(6)	8.9%	9.5%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	10.0%	9.6%
Weighted average yield on investments sold or paid down(8)(9)	10.0%	9.6%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)
Total investment income	$38.39	$22.64	$104.68	$55.18

Net expenses	(15.29)	(7.05)	(45.29)	(16.01)

Net investment income	23.10	15.59	59.39	39.17
Net realized gain (loss) on investments	(0.01)	–	(10.57)	1.28
Net realized gain (loss) on foreign currency transactions	0.04	(0.26)	0.08	(0.26)

Net unrealized appreciation (depreciation) on investments	(6.76)	(0.64)	(9.41)	(1.50)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	2.30	0.25	2.77	0.25
Income tax provision, realized and unrealized gain	(0.17)	(0.21)	(0.51)	(0.58)

Net increase in net assets resulting from operations	$18.50	$14.73	$41.75	$38.36

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)
Interest	$37.79	$22.09	$103.01	$54.20
Dividend income	0.06	0.11	0.15	0.13
Other income	0.54	0.44	1.52	0.85

Total investment income	$38.39	$22.64	$104.68	$55.18

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $22.09 million for the three months ended September 30, 2018 to $37.79 million for the three months ended September 30, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $999.26 million as of September 30, 2018 to $1,604.59 million as of September 30, 2019. Included in interest for the three months ended September 30, 2019 and for the three months ended September 30, 2018 is $0.00 million and $0.00 million, respectively, in prepayment premiums and $0.52 million and $0.02 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $54.20 million for the nine months ended September 30, 2018 to $103.01 million for the nine months ended September 30, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $999.26 million as of September 30, 2018 to $1,604.59 million as of September 30, 2019. Included in interest for the nine months ended September 30, 2019 and for the nine months ended September 30, 2018 is $1.21 million and $0.54 million, respectively, in prepayment premiums and $1.75 million and $0.60 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three and nine months ended September 30, 2019 remained relatively consistent as compared to the three and nine months ended September 30, 2018.

Other income

Other income increased from $0.44 million for the three months ended September 30, 2018 to $0.54 million for the three months ended September 30, 2019, which resulted primarily from an increase in the size of our portfolio. Other income increased from $0.85 million for the nine months ended September 30, 2018 to $1.52 million for the nine months ended September 30, 2019, which resulted primarily from an increase in the size of our portfolio.

Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)
Interest and other debt expenses	$7.00	$3.39	$16.47	$6.58
Management fees	3.49	2.41	10.15	6.25
Incentive fees	3.26	(0.09)	14.60	(0.08)
Offering costs	–	–	–	0.04
Professional fees	0.52	0.40	1.25	1.08
Administration, custodian and transfer agent fees	0.57	0.38	1.64	1.00
Directors’ fees	0.11	0.11	0.33	0.33
Other expenses	0.34	0.45	0.85	0.81

Total expenses	$15.29	$7.05	$45.29	$16.01

Interest and other debt expenses

Interest and other debt expense increased from $3.39 million for the three months ended September 30, 2018 to $7.00 million for the three months ended September 30, 2019 primarily due to the increase in the weighted average interest rate for the SunTrust Revolving Credit Facility from 4.21% to 4.34% and the increase in average aggregate daily borrowings from $278.34 million to $584.49 million.

Interest and other debt expense increased from $6.58 million for the nine months ended September 30, 2018 to $16.47 million for the nine months ended September 30, 2019 primarily due to the increase in the weighted average interest rate for the SunTrust Revolving Credit Facility from 4.17% to 4.40% and the increase in average aggregate daily borrowings from $168.96 million to $450.01 million.

Management Fees and Incentive Fees

Management Fees increased from $2.41 million for the three months ended September 30, 2018 to $3.49 million for the three months ended September 30, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $0.00 million for the three months ended September 30, 2018 to $3.26 million for the three months ended September 30, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio.

Management Fees increased from $6.25 million for the nine months ended September 30, 2018 to $10.15 million for the nine months ended September 30, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $0.00 million for the nine months ended September 30, 2018 to $14.60 million for the nine months ended September 30, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio.

Professional fees and other general and administrative expenses

Professional fees for the three months ended September 30, 2019 remained relatively consistent as compared to the three months ended September 30, 2018. Other general and administrative expenses for the three months ended September 30, 2019 remained relatively consistent as compared to the three months ended September 30, 2018.

Professional fees for the nine months ended September 30, 2019 remained relatively consistent as compared to the nine months ended September 30, 2018. Other general and administrative expenses increased from $2.14 million for the nine months ended September 30, 2018 to $2.82 million for the nine months ended September 30, 2019 primarily related to administration, custodian and transfer agent fees due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies during the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2019	September 30, 2018		September 30, 2019	September 30, 2018
	($ in millions)
Country Fresh Holding Company Inc.	$–	$–		$(10.55)	$–
Picture Head Midco LLC	(0.01)	–		(0.01)	–
myON, LLC	–	–		–	1.29
Other, net	–	–	(1)	(0.01)	(0.01)

Net realized gain (loss) on investments	$(0.01)	$–	(1)	$(10.57)	$1.28

(1)	Amount rounds to less than $0.01 million.

For the nine months ended September 30, 2019, net realized losses were primarily driven by our investment in Country Fresh Holding Company Inc. whereby, in April 2019, we exchanged our second lien debt for common equity, which resulted in a realized loss of $10.55 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the nine months ended September 30, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2019 and 2018 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	($ in millions)
Unrealized appreciation	$2.14	$1.72	$8.59	$2.14
Unrealized depreciation	(8.90)	(2.36)	(18.00)	(3.64)

Net change in unrealized appreciation (depreciation) on investments	$(6.76)	$(0.64)	$(9.41)	$(1.50)

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2019 consisted of the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.47	$1.44
DuBois Chemicals, Inc.	0.28	0.07
SPay, Inc.	0.23	(0.04)
Continuum Managed Services LLC – Class B	0.21	1.10
Bullhorn, Inc.	0.17	0.16
DocuTAP, Inc.	(0.03)	0.48
Country Fresh Holding Company Inc.	(0.05)	1.74
Wrike, Inc.	(0.07)	1.00
Empirix, Inc.	(0.27)	(1.06)
Other, net(1)	(0.56)	0.02
Viant Medical Holdings, Inc.	(0.68)	(0.54)
Chase Industries, Inc.	(0.93)	(0.98)
Diligent Corporation	(1.11)	(1.28)
Fenergo Finance 3 Limited	(1.30)	(1.25)
Zep Inc.	(3.12)	(10.27)

Total	$(6.76)	$(9.41)

(1)

For the three and nine months ended September 30, 2019, Other, net includes gross unrealized appreciation of $0.78 million and $2.60 million, respectively, and gross unrealized depreciation of $(1.34) million and $(2.58) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2019 was primarily driven by the unrealized depreciation in Zep, Inc., which was due to financial underperformance.

The change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2018 consisted of the following:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
	($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.43	$0.43
MedPlast Holdings, Inc.	0.26	0.26
Xactly Corporation	0.21	0.16
Collaborative Imaging Holdco, LLC – Class B	0.17	0.17
Lithium Technologies, Inc.	0.17	0.18
Continuum Managed Services LLC – Class B	0.14	0.34
Odyssey Logistics & Technology Corporation	0.02	(0.22)
Market Track, LLC	(0.01)	(0.24)
Intelligent Document Solutions, Inc.	(0.05)	(0.25)
National Spine and Pain Centers, LLC	(0.13)	(0.11)
Yasso, Inc.	(0.16)	(0.32)
Country Fresh Holdings, LLC	(0.24)	(0.49)
SF Home Décor, LLC	(0.29)	(0.09)
Other, net(1)	(0.30)	(0.05)
Zep Inc.	(0.86)	(1.27)

Total	$(0.64)	$(1.50)

(1)

For the three and nine months ended September 30, 2018, Other, net includes gross unrealized appreciation of $0.32 million and $0.60 million, respectively, and gross unrealized depreciation of $(0.62) million and $(0.65) million, respectively.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of September 30, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 244% and 381%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of September 30, 2019, we had cash of approximately $11.32 million, a decrease of $3.69 million from December 31, 2018. Cash used by operating activities for the nine months ended September 30, 2019 was approximately $425.42 million, primarily driven by net purchases of investments of $496.25 million, an increase in net assets resulting from operations of $41.75 million and proceeds from other operating activities of $29.08 million. Cash provided by financing activities for the nine months ended September 30, 2019 was approximately $421.76 million, primarily driven by proceeds from the issuance of common stock of $124.16 million and net borrowings on debt of $353.37 million, partially offset by distributions paid of $55.02 million and other financing activities of $0.75 million.

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

As of September 30, 2019 and December 31, 2018, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.00	$82.88	92%	$1,035.04	$207.08	80%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering during the nine months ended September 30, 2019:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
Total capital drawdowns	6,465,378	$124.16

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns delivered pursuant to the subscription agreements from investors acquiring shares of our common stock in our private offering for the nine months ended September 30, 2018:

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

The following table shows our contractual obligations as of September 30, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SunTrust Revolving Credit Facility	$587.30	$–	$587.30	$–	$–
SunTrust Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

Euro (“€”)

SunTrust Revolving Credit Facility

On September 11, 2017, we entered into the SunTrust Revolving Credit Facility with various lenders. SunTrust Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. We amended the SunTrust Revolving Credit Facility on September 17, 2018 and July 10, 2019.

The SunTrust Revolving Credit Facility is a multicurrency facility, and as of September 30, 2019, total commitments under the SunTrust Revolving Credit Facility were $850.00 million. The accordion feature of the SunTrust Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the SunTrust Revolving Credit Facility to $900.00 million.

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

As of September 30, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. As of September 30, 2019 and December 31, 2018, our unfunded commitments to provide funds to portfolio companies were as follows:

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$127.94	$123.31
First Lien/Last-Out Unitranche	–	7.88
Second Lien/Senior Secured Debt	10.25	16.31

Total	$138.19	$147.50

As of September 30, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	September 30, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,035.00	$82.88	92%

RECENT DEVELOPMENTS

On November 7, 2019, our Board of Directors declared a distribution of $0.43 per share payable on January 23, 2020 to stockholders of record as of December 13, 2019.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2019, we had no investments on non-accrual status. As of December 31, 2018, we had no investments on non-accrual status.

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

As of September 30, 2019 and December 31, 2018, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the SunTrust Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	$40.56	$(17.85)	$22.71
Up 200 basis points	27.04	(11.90)	15.14
Up 100 basis points	13.52	(5.95)	7.57
Up 75 basis points	10.14	(4.46)	5.68
Up 50 basis points	6.76	(2.98)	3.78
Up 25 basis points	3.38	(1.49)	1.89
Down 25 basis points	(3.38)	1.49	(1.89)
Down 50 basis points	(6.76)	2.98	(3.78)
Down 75 basis points	(10.11)	4.46	(5.65)
Down 100 basis points	(13.44)	5.95	(7.49)
Down 200 basis points	(15.11)	11.90	(3.21)
Down 300 basis points	(15.16)	12.00	(3.16)

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest a lower interest rate, which could have an adverse impact on our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our SunTrust Revolving Credit Facility. If we are unable to do so, amounts drawn under the SunTrust Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019:

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

10.1

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of July 10, 2019, among the Company, as Borrower, the lenders party thereto and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.2

Joinder Agreement, dated as of July 10, 2019, by SMBC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.3

Increase Agreement, dated as of July 10, 2019, by SunTrust Bank, Bank of America, N.A. and HSBC Bank USA, N.A., each as an increasing lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.4

Joinder Agreement, dated as of August 16, 2019, by MUFG Union Bank, N.A., as the Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on August 20, 2019).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: November 7, 2019	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2019	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)