Form 10-K
period 2019-12-31
Goldman Sachs Middle Market Lending Corp.
filed 2020-02-27
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 per share

(Title of Class)

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2019, there was no established public market for the registrant’s common stock. The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 27, 2020 was 53,844,947.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Index to Annual Report on Form 10-K for

The fiscal year ended December 31, 2019

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of LIBOR;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;
•	the ability to realize the anticipated benefits of the proposed Merger;

•	the effects of disruption on our business from the proposed Merger;
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and
•	any potential termination of the Merger Agreement (as defined below) or action of our stockholders or the stockholders of Goldman Sachs BDC, Inc. (“GS BDC”) with respect to any proposed transaction.

PART I.

Unless indicated otherwise in this Annual Report on Form 10-K or the context so requires, the terms “MMLC,” “Company,” “we,” “us” or “our” refer to Goldman Sachs Middle Market Lending Corp. The terms “GSAM,” our “adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “Group Inc.” refers to The Goldman Sachs Group, Inc. The term “Goldman Sachs” refers to Group Inc., together with Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in all markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, GS BDC, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”) and Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2019, we have originated $2.21 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

Pending Merger with GS BDC

On December 9, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GS BDC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company (the “First Merger”) and, immediately thereafter, we will merge with and into GS BDC, with GS BDC continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

Pursuant to the First Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into 0.9939 shares of GS BDC’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger (other than certain excluded shares as described in the Merger Agreement) (the “Merger Consideration”). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time, (i) either we or GS

BDC declare or pay an extraordinary dividend, or (ii) the respective outstanding shares of GS BDC’s common stock (“GS BDC Common Stock”) or our common stock will have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities will be declared with a record date within such period, other than shares issued pursuant to GS BDC’s distribution reinvestment plan, as permitted by the Merger Agreement. No fractional shares of GS BDC Common Stock will be issued, and holders of our common stock will receive cash in lieu of fractional shares.

The directors of GS BDC immediately prior to the First Merger will remain the directors of GS BDC and will hold office until their respective successors are duly elected and qualify, or their earlier death, resignation or removal. Notwithstanding the foregoing, upon the consummation of the Merger, (i) the GS BDC board of directors (the “GS BDC Board”) will expand the size of the GS BDC Board to eight (8) directors and will appoint our independent directors (the “MMLC Independent Directors”) as of December 9, 2019 who are also members of our board of directors (the “Board of Directors” or the “MMLC Board”) as of the date of the Closing (the “Closing Date”) to the GS BDC Board (the “MMLC Designated Directors”), and (ii) the MMLC Designated Directors will be apportioned among Class I (to serve until the 2021 annual meeting of stockholders) and Class II (to serve until the 2022 annual meeting of stockholders) of the GS BDC Board. In addition, the GS BDC Board will appoint the chairman of the Audit Committee of MMLC (the “MMLC Audit Committee”) as of the Closing Date to serve as the chairman of the Audit Committee of GS BDC (the “GS BDC Audit Committee”), effective as of the Closing Date. The officers of GS BDC immediately prior to the Merger will remain the officers of GS BDC and will hold office until their respective successors are duly appointed and qualify, or their earlier death, resignation or removal.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of MMLC’s and GS BDC’s businesses during the period prior to the closing of the Merger. MMLC and GS BDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of MMLC’s and GS BDC’s stockholders, respectively, and the boards of directors of MMLC and GS BDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

In connection with the transaction, GS BDC will adopt an amended and restated certificate of incorporation (the “Amended and Restated GS BDC Charter”) to be effective upon the closing of the Second Merger (the “Closing”) that will generally restrict all stockholders who received shares of GS BDC Common Stock in the First Merger (the “Affected Stockholders”) from transferring their respective shares for at least 90 days following the date of filing of the Amended and Restated GS BDC Charter (the “Filing Date”), subject to a modified lock-up schedule thereafter. If approved, the Amended and Restated GS BDC Charter would provide that following the Closing, without the prior consent of the GS BDC Board, our stockholders who acquire shares of GS BDC Common Stock in the Merger (each, an “Affected Stockholder”) would not be able to transfer or sell:

•	any shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 90 days following the Filing Date, which is expected to be filed on the Closing Date;

•	two-thirds of the shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 180 days following the Filing Date; and

•	one-third of the shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 270 days following the Filing Date.

The Merger Agreement provides that neither MMLC nor GS BDC may solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, each of the MMLC Board and the GS BDC Board may, subject to certain conditions, change its recommendation to the applicable stockholders or, on payment of a termination fee of approximately $20.5 million for GS BDC and $27.8 million for MMLC, terminate the Merger Agreement and enter into an agreement with respect to, in the case of MMLC, a “MMLC Superior Proposal” or, in the case of GS BDC, a “GS BDC Superior Proposal” (each as defined in the Merger Agreement) if it determines in its reasonable good faith judgment, after consultation with its outside legal counsel and on the recommendation of the applicable Special Committee, that the failure to take such action would be reasonably likely to breach its fiduciary duty under applicable law (taking into account any changes to the Merger Agreement proposed by GS BDC or MMLC, as applicable).

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2020, is subject to certain closing conditions, including (a) GS BDC stockholder approval of each of (i) the Merger Agreement, (ii) the Amended and Restated GS BDC Charter, (iii) the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement, and (iv) the amendment and restatement of the investment management agreement between GS BDC and GSAM, and (b) MMLC stockholder approval of each of (i) the Merger Agreement and (ii) the Amended and Restated GS BDC Charter, and (c) certain other closing conditions

The representations and warranties and covenants set forth in the Merger Agreement have been made only for purposes of such agreement and were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including qualification by confidential disclosures made for purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding the parties to the Merger Agreement or their respective businesses.

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

Investment Portfolio

As of December 31, 2019, our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019
Investment Type	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$1,272.05	$1,266.49	75.2%
First Lien/Last-Out Unitranche	100.83	100.80	6.0
Second Lien/Senior Secured Debt	311.93	294.16	17.5
Preferred Stock	7.20	10.14	0.6
Common Stock	10.38	11.57	0.7

Total Investments	$1,702.39	$1,683.16	100.0%

As of December 31, 2019, our portfolio consisted of 166 investments in 81 portfolio companies across 29 different industries. The largest industries in our portfolio, based on fair value as of December 31, 2019, were Health Care Providers & Services, Software and Health Care Technology, which represented 11.5%, 10.1% and 10.1%, respectively, of our portfolio at fair value.

The geographic composition of our portfolio at fair value as of December 31, 2019 was 95.6% invested in portfolio companies organized in the United States, 2.7% in portfolio companies organized in Canada and 1.7% in portfolio companies organized in Ireland.

As of December 31, 2019, the weighted average yield by asset type of our total portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	December 31, 2019
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	8.7%
First Lien/Last-Out Unitranche(2)(3)	10.1	10.1
Second Lien/Senior Secured Debt(2)	10.7	11.8
Preferred Stock(4)	–	–
Common Stock(4)	–	–
Total Portfolio	9.0%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) as of December 31, 2019:

December 31, 2019
Number of portfolio companies	81
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	–%
Weighted average leverage (net debt/EBITDA)(3)	5.9x
Weighted average interest coverage(3)	2.3x
Median EBITDA(3)	$40.25 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 30.4% of total debt investments at fair value.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common stock	$1,034.99	$62.15	94%

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
December 27, 2019	1,092,225	20.72

Total capital drawdowns	7,557,603	$144.88

For the Year Ended December 31, 2018
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
October 27, 2017	2,120,202	40.24
December 26, 2017	2,685,522	51.54

Total capital drawdowns	24,248,459	$465.87

Investment Period

The investment period commenced on the Initial Closing Date. On August 8, 2019, our board of directors (the “Board of Directors”) extended the investment period for one additional six-month period from September 29, 2019 to March 29, 2020. With the approval of a majority-in-interest of the stockholders, the investment period may be extended for up to one additional year thereafter (such period, including any extensions, the “Investment Period”). In addition, the Board of Directors may terminate the Investment Period at any time in its discretion.

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

Term

If we have not consummated an Exit Event (as defined below), including the Merger, by the sixth anniversary of the Final Closing Date (the “Wind-down Determination Date”), our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

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

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of independent directors (including an independent Chairman), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of Group Inc., a public company that is a bank holding company (a “BHC”), financial holding company (a “FHC”) and a world-wide, full-service financial services organization. Group Inc. is the general partner and owner of GSAM. GSAM has been providing financial solutions for investors since 1988 and had over $1.7 trillion of assets under supervision as of December 31, 2019.

The GSAM Private Credit Group

The Private Credit Group of GSAM (the “GSAM Private Credit Group”) is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring our investments and monitoring and servicing our investments. The GSAM Private Credit Group was comprised of 25 investment professionals, as of December 31, 2019, all of whom are dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company. The GSAM Private Credit Group sits with a broader team known as the “GSAM Credit Alternatives Team” which has additional responsibilities other than those relating to the Company. In addition, GSAM has risk management, legal, accounting, tax, information technology and compliance personnel, among others, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

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

Subject to applicable law, we may invest alongside Goldman Sachs and its Accounts. In certain circumstances, negotiated co-investments by us and other Accounts managed by our Investment Adviser may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC and GS PMMC, we applied for and received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates (including GS BDC, GS PMMC and GS PMMC II), each of whose investment adviser is GSAM. After the date of the exemptive order, co-investments may be made subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC and GS PMMC II and/or other funds managed by our Investment Adviser. If our Investment Adviser identifies an investment and we are unable to rely on our exemptive relief for that particular opportunity, our Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

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

Market Opportunity

The GSAM Private Credit Group believes there is an attractive investment opportunity to invest in U.S. middle-market companies. Specifically:

•

The middle-market represents a large target market opportunity. According to the National Center for the Middle Market and the CIA World Factbook, the U.S. middle market is comprised of approximately 200,000 companies that represent approximately 33% of the private sector gross domestic product, employing approximately 47.9 million people.[1] The GSAM Private Credit Group believes that there is an attractive investment environment for us to provide loans to U.S. middle market companies.

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

Competitive Advantages

The Goldman Sachs Platform: Group Inc. is a leading global financial institution that provides a wide range of financial services to a substantial and diversified client base, including companies and high net worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Group Inc.’s asset management subsidiary, GSAM, is one of the world’s leading investment managers with 698 investment professionals and approximately $1.7 trillion in assets under supervision as of December 31, 20192. GSAM’s investment teams, including the GSAM Private Credit Group, capitalize on the relationships, market insights, risk management expertise, technology and infrastructure of Goldman Sachs. The GSAM Private Credit Group believes the Goldman Sachs platform delivers a meaningful competitive advantage in the following ways:

[1]

Estimate for 2019 by the National Center for the Middle Market, which defined middle market as companies with annual revenue of $10 million—$1 billion. See http://www.middlemarketcenter.org (relying on data from the CIA World Factbook, available at https://www.cia.gov/library/publications/the-world-factbook/).

[2]	Assets Under Supervision (AUS) includes assets under management and other client assets for which Goldman Sachs does not have full discretion.

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

Investments

We seek to create a portfolio that includes primarily direct originations of secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. We expect to make investments through both primary originations and open-market secondary purchases. We currently do not limit our focus to any specific industry. If we are successful in achieving our investment objective, we believe that we will be able to provide our stockholders with consistent dividend distributions and attractive risk adjusted total returns.

As of December 31, 2019, our portfolio (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) on a fair value basis, was comprised of approximately 98.7% secured debt investments (81.2% in first lien debt (including 6.0% in first lien/last-out unitranche loans) and 17.5% in second lien debt), 0.6% in preferred stock and 0.7% in common stock. We expect that our portfolio will continue to include secured debt, including first lien debt, unitranche, including last out portions of such loans, and second lien debt and, to a lesser extent, equities. In addition to investments in U.S. middle-market companies, we may invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. Such investments are intended to enhance our risk adjusted returns to stockholders, and the proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating, although these types of investments generally will constitute less than 30% of our total assets.

In the future, we may also securitize a portion of our investments in any or all of our assets. We expect that our primary use of funds will be to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue senior securities to fund our investments.

On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS PMMC, GS PMMC II and certain other funds that may be managed by the GSAM Credit Alternatives Team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, the Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

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

For the year ended December 31, 2019, Management Fees amounted to $13.67 million. As of December 31, 2019, $3.52 million remained payable. For the year ended December 31, 2018, Management Fees amounted to $9.15 million.

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

(15% x ($13.0 million minus $1.0 million)) minus $1.13 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of approximately $820,000 calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of approximately $670,000 is payable to our Investment Adviser for Quarter 4. applying the Incentive Fee Cap, an Incentive Fee based on income of $900,000 is payable to our Investment Adviser for Quarter 4.

For the year ended December 31, 2019, we incurred Incentive Fees based on income of $18.02 million. As of December 31, 2019, $3.42 million remained payable. For the year ended December 31, 2018, we incurred Incentive Fees based on income of $3.51 million.

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

For the year ended December 31, 2019, we incurred Incentive Fees based on capital gains of $0.00 million. For the year ended December 31, 2018, the Company accrued an Incentive Fee based on capital gains under GAAP of $(0.08) million, for which none were realized.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for successive annual periods, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of our Independent Directors and (b) by a vote of a majority of our Board of Directors or of a majority of our outstanding voting securities, as defined in the Investment Company Act. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors, by vote of a majority of the outstanding voting securities of the Company, or by the Investment Manager. The Investment Management Agreement also will automatically terminate in the event of its assignment (as defined in the Investment Company Act). See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We are dependent upon management personnel of our Investment Adviser for our success.”

Board Approval of the Investment Advisory and Management Agreement

Our Board of Directors approved the Investment Management Agreement at an in person meeting held on August 8, 2019. In its consideration of the renewal of the Investment Management Agreement, the Board of Directors focused on information it had received relating to, among other things:

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

In connection with their consideration of the renewal of the Investment Management Agreement, our Board of Directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling their decision. After deliberation and consideration of all of the information provided, including the factors described above, the Board of Directors concluded, in the exercise of their business judgment, that the management fees paid by us were reasonable in light of the services provided to us by the Investment Adviser, the Investment Adviser’s costs, and our current and reasonably foreseeable asset levels. The Board of Directors unanimously concluded that the Investment Adviser’s continued management likely would benefit us and our Shareholders and that the Investment Management Agreement should be approved and continued with respect to us until August 8, 2020.

For the year ended December 31, 2019, we paid our Investment Adviser a total of $31.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $13.04 million in Management Fees and $18.12 million in Incentive Fees. For the year ended December 31, 2018, we paid our Investment Adviser a total of $7.80 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $7.80 million in Management Fees and no Incentive Fees. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, we paid our Investment Adviser a total of $1.74 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $1.74 million in Management Fees and no Incentive Fees.

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

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes.

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

Other

We may also be prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of the members of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by BDCs with affiliates to prohibit “joint” transactions among entities that share a common investment adviser or are under common control with the investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another client sponsored or managed by our Investment Adviser has previously invested, including GS BDC, GS PMMC and GS PMMC II. On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS PMMC, GS PMMC II and certain other funds that may be managed by the GSAM Credit Alternatives Team. As a result of the exemptive relief, there could be significant overlap in our portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that are able to rely on the order.

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

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.” In addition,

Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

ITEM 1A.    RISK FACTORS

Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and stockholders may lose all or part of their investment. References to “we,” “us,” “our,” “MMLC,” and the “Company,” mean Goldman Sachs Middle Market Lending Corp., unless otherwise specified.

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

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time or worsened market conditions, including as a result of U.S. government shutdowns or the perceived credit-worthiness of the United States, could make it difficult for us to borrow money or to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if any, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then investors in our common stock may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our Portfolio Companies.

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

We are dependent upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the GSAM Credit Alternatives Team, together with other investment professionals that our Investment Adviser currently retains, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our Investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure stockholders that our Investment Adviser will remain our Investment Adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Our Investment Adviser, its principals, investment professionals and employees and the members of its Investment Committee have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Investment Committee and our officers and directors serve or may serve now or in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. For example, we have the same management and Investment Committee teams as GS BDC, GS PMMC and GS PMMC II. Therefore, we expect these individuals may have obligations to investors in such other BDCs, the fulfillment of which might not be in our best interests or the best interests of our stockholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other business development companies. In addition, GSAM and its affiliates also manage other investment funds (including vehicles in which Goldman Sachs and its personnel have an interest), and is expected to manage other vehicles in the future that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, our Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, Goldman Sachs or Accounts may invest alongside us. In certain circumstances, negotiated co-investments by us and other Accounts may be made only pursuant to an order from the SEC permitting us to do so. Together with our Investment Adviser, GS BDC and GS PMMC, the Company has received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with GS BDC, GS PMMC, GS PMMC II and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, in the future, subject to certain conditions, such as that co-investments be made in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief, and are allocated fairly among participants. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors would need to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our board of directors approved criteria. See “—Our ability to enter into transactions with our affiliates is restricted.”

There could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds managed by our Investment Adviser that are able to rely on the order. In the absence of an SEC order, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, our Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate the opportunity. The policy provides that our Investment Adviser allocate opportunities through a rotation system or in such other manner as our Investment Adviser determines to be equitable. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

Goldman Sachs’ financial and other interests may incentivize Goldman Sachs to favor other accounts.

Our Investment Adviser receives performance-based compensation in respect of its investment management activities on our behalf, which rewards our Investment Adviser for positive performance of our investment portfolio. As a result, our Investment Adviser may make investments for us that present a greater potential for return but also a greater risk of loss or that are more speculative than would be the case in the absence of performance-based compensation. In addition, our Investment Adviser may simultaneously manage other Accounts (including other BDCs (including GS BDC, GS PMMC and GS PMMC II)) for which our Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts (including other BDCs (including GS BDC, GS PMMC and GS PMMC II)), and such investments may constitute substantial percentages of such other Accounts’ outstanding equity interests. Therefore, our Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different than, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our Investment Adviser’s Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with respect to GS BDC, GS PMMC, GS PMMC II and other clients of our Investment Adviser, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our Portfolio Companies. These demands on their time, which will increase as the number of Investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure stockholders that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to common stockholder(1)	(21.36)%	(12.33)%	(3.30)%	5.73%	14.76%

(1)

Assumes (i) $1,706.38 million in total assets including debt issuance costs as of December 31, 2019, (ii) $729.99 million in outstanding indebtedness as of December 31, 2019, (iii) $944.79 million in net assets as of December 31, 2019 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.27%.

Based on our outstanding indebtedness of $729.99 million as of December 31, 2019 and an annualized average interest rate on our indebtedness as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.27%, our investment portfolio at fair value would have had to produce an annual return of approximately 1.85% to cover annual interest payments on the outstanding debt.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

We operate in a highly competitive market for investment opportunities.

A number of entities, including GS BDC, GS PMMC and GS PMMC II, compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, perpetual fund lives and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us, GS BDC, GS PMMC, GS PMMC II or any other investment fund managed by our affiliates, and co-investment may not be possible. In these instances GSAM will adhere to its investment allocation policy in order to determine to which entity to allocate the opportunity. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our competitors based on our reputation in the market, our existing investment platform, the seasoned investment professionals of our Investment Adviser, our experience and focus on middle-market companies, our disciplined investment philosophy, our extensive industry focus and relationships and our flexible transaction structuring. For a more detailed discussion of these competitive advantages, see “Item 1. Business—Competitive Advantages.”

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

Group Inc., including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own Accounts or for the Accounts of their customers and have other direct and indirect interests in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in Portfolio Companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such Accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. In addition, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of middle-market direct lending. These investment vehicles, as well as existing investment vehicles (including GS BDC, GS PMMC and GS PMMC II), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among their clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Investment Adviser or its affiliates or that we may participate in such investments to a lesser extent due to participation by such other clients or entities.

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

In certain circumstances, negotiated co-investments may be made only pursuant to an order from the SEC permitting us to do so. On January 4, 2017, the SEC granted exemptive relief that permits us to co-invest with GS BDC, GS PMMC, GS PMMC II and certain other funds that may be managed by the GSAM Credit Alternatives Team in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the exemptive relief. As a result of such order, there could be significant overlap in our investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds managed by our Investment Adviser. Additionally, if our Investment Adviser forms other funds in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with the exemptive relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt Investments we make, default rates on such Investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Truist Revolving Credit Facility. If we are unable to do so, amounts drawn under the Truist Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Recent Commodity Futures Trading Commission rules may have a negative impact on us and our Investment Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, global health emergencies or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.

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

In November 2019, the SEC published a proposed rule regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions). If adopted as proposed, BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s proposal. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under the proposed rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these proposed requirements, if adopted, may limit our ability to use derivatives and/or enter into certain other financial contracts.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the EU will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the EU will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be. In the absence of such an agreement there would be no transitional provisions the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British pound and/or the euro along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.

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

As of December 31, 2019, approximately 94% of our commitments had been drawn, and all of the stockholders’ remaining uncalled capital commitments are expected to be called prior to the end of the Investment Period, which expires on March 29, 2020. The obligation of stockholders to fund Undrawn Commitments is without defense, counterclaim or offset of any kind. However, if a stockholder fails to pay any amount of its Commitment when called, other stockholders who have an Undrawn Commitment may be required to fund their respective Commitments sooner and in a greater amount (but not more than their Undrawn Commitment) than they otherwise would have absent such a default.

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

We will invest primarily through direct originations of secured debt, including first lien, unitranche, and last out portions of such loans; second lien debt; unsecured debt, including mezzanine debt; and select equity Investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. We also may invest in other assets, including U.S. government securities and structured securities. These investments entail additional risks that could adversely affect our investment returns.

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

Many of our portfolio securities may not have a readily available market price, and we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the Investment.

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

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of Investments perform poorly or if we need to write down the value of any one Investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns. For example, as of December 31, 2019, Health Care Providers & Services, together with Health Care Technology and Health Care Equipment & Supplies, represented 25.8% of our portfolio at fair value. Our investments in Health Care Providers & Services and Health Care Technology and Health Care Equipment & Supplies are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices. In addition, as of December 31, 2019, Software, represented 10.1% of our portfolio at fair value. Our investments in Software are subject to substantial risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, and various legal and regulatory risks.

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

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

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

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the value of our common stock by making an investment in the common stock less attractive. In addition, the dividends on any preferred stock we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to our common stockholders, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into common stock). In addition, under the Investment Company Act, participating preferred stock and preferred stock each constitutes a “senior security” for purposes of our 200% asset coverage test.

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

Risks Relating to the Merger

Because the market price of GS BDC Common Stock will fluctuate, our stockholders cannot be sure of the market value of the Merger Consideration they will receive until the Closing Date.

The market value of the Merger Consideration may vary from the closing price of GS BDC Common Stock on the date the Merger was announced, on the date that the joint proxy statement/prospectus is mailed to stockholders, on the date of our special meeting of stockholders (the “MMLC Special Meeting”) or GS BDC’s special meeting of stockholders (the “GS BDC Special Meeting”), and on the date the Merger is completed and thereafter. Any change in the market price of GS BDC Common Stock prior to completion of the Merger will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Merger. In addition, if the market price of GS BDC Common Stock were to decrease such that the product of the Exchange Ratio and the greater of (i) the closing market price and (ii) the NAV per share of the GS BDC Common Stock is less than the NAV per share of MMLC’s common stock (the “MMLC Common Stock”), the conditions to the closing would not be satisfied and the Merger would not close, even if all of the proposals considered at the GS BDC Special Meeting and the MMLC Special Meeting were approved by the stockholders of GS BDC and MMLC, respectively.

Accordingly, at the time of the MMLC Special Meeting, MMLC stockholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Merger. Neither MMLC nor GS BDC is permitted to terminate the Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of GS BDC Common Stock.

The market price and liquidity of the market for GS BDC Common Stock may be significantly affected by numerous factors, some of which are beyond GS BDC’s control and may not be directly related to GS BDC’s operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of BDCs or other companies in GS BDC’s sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and BDCs;

•	loss of GS BDC’s qualification as a RIC or a BDC;

•	changes in market interest rates, including the decommissioning of LIBOR, and decline in the prices of debt;

•	changes in earnings or variations in operating results;

•	changes in the value of GS BDC’s portfolio investments;

•	changes in accounting guidelines governing valuation of GS BDC’s investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of GSAM’s or any of its affiliates’ key personnel;

•	operating performance of companies comparable to GS BDC;

•	general economic trends and other external factors; and

•	loss of a major funding source.

See “Cautionary Statement Regarding Forward-Looking Statements” for other factors that could cause the market price of GS BDC Common Stock to change.

Closing sales prices of GS BDC Common Stock as reported on the New York Stock Exchange for the year ended December 31, 2019, ranged from a low of $18.71 to a high of $22.30. However, historical trading prices are not necessarily indicative of future performance. You should obtain current market quotations for shares of GS BDC Common Stock prior to the special meetings.

Sales of shares of GS BDC Common Stock after the completion of the Merger may cause the market price of GS BDC Common Stock to decline.

Based on the number of outstanding shares of MMLC Common Stock as of December 6, 2019, GS BDC would issue approximately 49.2 million shares of GS BDC Common Stock to the MMLC stockholders who acquire shares of GS BDC Common Stock in the Merger (each, an “Affected Stockholder”) pursuant to the Merger Agreement. Subject to compliance with the lock-up provisions of the Amended and Restated GS BDC Charter, the Affected Stockholders may decide not to hold the shares of GS BDC Common Stock that they will receive pursuant to the Merger Agreement. Without the prior consent of the GS BDC Board:

•

for 90 days following the date of filing of the Amended and Restated GS BDC Charter (the “Filing Date”), an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement.

Following the Closing and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of shares of GS BDC Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market prices for GS BDC Common Stock. If this occurs, it could impair GS BDC’s ability to raise additional capital through the sale of equity securities should it desire to do so. GS BDC cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of GS BDC Common Stock prevailing from time to time.

In addition, certain MMLC stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of GS BDC Common Stock that they receive pursuant to the Merger Agreement. In addition, GS BDC stockholders may decide not to hold their shares of GS BDC Common Stock after completion of the Merger. In each case, such sales of GS BDC Common Stock could have the effect of depressing the market price for GS BDC Common Stock and may take place promptly following the completion of the Merger and, to the extent applicable, the expiration of the relevant lock-up periods.

MMLC stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

MMLC stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in MMLC prior to the Merger. Consequently, MMLC stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of MMLC.

If the Merger were consummated as of December 6, 2019, based on the pro forma number of shares of GS BDC Common Stock to be issued and outstanding on the Closing Date, GS BDC stockholders would own approximately 45.1% of the outstanding GS BDC Common Stock and MMLC stockholders would own approximately 54.9% of the outstanding GS BDC Common Stock. In addition, prior to completion of the Merger, subject to certain restrictions in the Merger Agreement, GS BDC and MMLC may each issue additional shares of GS BDC Common Stock and MMLC Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by MMLC stockholders. After completion of the Merger, GS BDC may issue additional shares of GS BDC Common Stock at prices below GS BDC Common Stock’s then-current NAV per share, subject to certain restrictions under the 1940 Act, including stockholder approval of such issuance. The issuance or sale by GS BDC of shares of GS BDC Common Stock at a discount to NAV poses a risk of dilution to stockholders.

GS BDC may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of MMLC’s investment portfolio with GS BDC’s and the integration of MMLC’s business with GS BDC’s. There can be no assurance that MMLC’s investment portfolio or business can be operated profitably or integrated successfully into GS BDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of MMLC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

GS BDC also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume GS BDC will be able to combine the operations of GS BDC and MMLC in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if GS BDC is not able to successfully combine MMLC’s investment portfolio or business with the operations of GS BDC, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in contracts of GS BDC, MMLC or their affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of GS BDC and MMLC or their affiliates, which may include agreements governing indebtedness of GS BDC or MMLC, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or GS BDC’s or MMLC’s obligations under, any such agreement because the Merger or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, GS BDC may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. MMLC cannot assure you that GS BDC will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing indebtedness of GS BDC or MMLC, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect GS BDC’s business, financial condition, results of operations and cash flows.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing GS BDC from operating a material part of MMLC’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of GS BDC or MMLC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The opinion delivered to the MMLC Special Committee from the financial advisor to the MMLC Special Committee will not reflect changes in circumstances between signing the Merger Agreement and completion of the Merger.

The MMLC Special Commitee has not obtained an updated opinion as of the date of this report from the financial advisor to the MMLC Special Committee and does not anticipate obtaining an updated opinion prior to the Closing Date. Changes in the operations and prospects of MMLC, general market and economic conditions and other factors that may be beyond the control of MMLC, and on which its financial advisor’s opinion was based, may significantly alter the value of MMLC or the price of shares of GS BDC Common Stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because the MMLC Special Committee does not anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness from a financial point of view of the Exchange Ratio at the time the Merger is completed.

If the Merger does not close, MMLC will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, MMLC will have incurred substantial expenses for which no ultimate benefit will have been received. MMLC has incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Merger Agreement could negatively impact MMLC.

If the Merger Agreement is terminated, there may be various consequences, including:

•

MMLC’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;

•	MMLC may not be able to find a party willing to pay an equivalent or more attractive price than the price GS BDC agreed to pay in the Merger; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect the financial condition and liquidity of MMLC.

Under certain circumstances, MMLC is obligated to pay (or cause a third party to pay) a termination fee to GS BDC upon termination of the Merger Agreement.

No assurance can be given that the Merger will be completed. The Merger Agreement provides for the payment, subject to applicable law, by MMLC (or a third party), of a termination fee of $27.8 million to GS BDC, if the Merger Agreement is terminated by MMLC under certain circumstances, including if (i) the MMLC Board has changed its recommendation in favor of the proposals for its stockholders set forth in the joint proxy statement/prospectus, and/or has approved an alternative takeover proposal; MMLC fails to recommend that its stockholders vote in favor of the proposals for its stockholders set forth in the joint proxy statement/prospectus; a takeover proposal by a third party is announced and the MMLC Board fails to reaffirm its recommendation that its stockholders vote in favor of the proposals for its stockholders set forth in the joint proxy statement/prospectus; or a tender or exchange offer for MMLC Common Stock is initiated by a third party and the MMLC Board does not recommend rejection of such tender or exchange offer; (ii) MMLC materially breaches any of its obligations relating to the solicitation and administration of takeover proposals from third parties; or (iii) (1) the Merger is not completed by December 9, 2020, the MMLC stockholders do not approve the applicable proposals set forth in the joint proxy statement/prospectus, at the special meeting, or MMLC willfully or intentionally breaches its representations, warranties, covenants or agreements in the Merger Agreement, (2) an alternative takeover proposal of MMLC is disclosed after the date of the Merger Agreement and (3) MMLC enters into an agreement with respect to such takeover proposal within twelve (12) months after the Merger Agreement is terminated and such takeover is subsequently completed, subject to applicable law. GS BDC will be the entity entitled to receive such termination fee under the Merger Agreement. The MMLC Board has approved the amount of the termination fee which may be paid.

The Merger Agreement limits the ability of MMLC to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit MMLC’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of MMLC. These provisions, which are typical for transactions of this type, include a termination fee of $27.8 million payable to GS BDC, under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of MMLC from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire MMLC than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to MMLC’s business and operations.

The Merger is subject to closing conditions, including certain approvals of MMLC’s stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that MMLC stockholders approve the Merger and the Amended and Restated GS BDC Charter may not be waived under applicable law and must be satisfied for the Merger to be completed. MMLC currently expects that all directors and executive officers of MMLC will vote their shares of MMLC Common Stock in favor of the proposals presented at the MMLC Special Meeting. If MMLC stockholders do not approve the Merger and the Amended and Restated GS BDC Charter and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on MMLC’s business and operations. The closing condition that GS BDC stockholders approve the Merger, the Amended and Restated GS BDC Charter and the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement (the “Merger Stock Issuance”) may not be waived under applicable law and must be satisfied for the Merger to be completed. In addition, the Closing is conditioned upon approval of the new investment management agreement (the “New Investment Management Agreement”) by GS BDC stockholders. GS BDC currently expects that all directors and executive officers of GS BDC will vote their shares of GS BDC Common Stock in favor of the proposals presented at the GS BDC Special Meeting. If GS BDC stockholders do not approve each of the Merger, the Amended and Restated GS BDC Charter, the Merger Stock Issuance and the New Investment Management Agreement and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on MMLC’s business and operations. In addition to the required approvals of MMLC’s stockholders, the Merger is subject to a number of other conditions beyond MMLC’s control that may prevent, delay or otherwise materially adversely affect its completion. MMLC cannot predict whether and when these other conditions will be satisfied.

MMLC will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on MMLC and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with MMLC to seek to change their existing business relationships with MMLC. In addition, the Merger Agreement restricts MMLC from taking actions that MMLC might otherwise consider to be in its best interests. These restrictions may prevent MMLC from pursuing certain business opportunities that may arise prior to the completion of the Merger.

GS BDC and MMLC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to GS BDC’s and MMLC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of GS BDC and MMLC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of GS BDC stockholders and MMLC stockholders, however, cannot be waived.

The shares of GS BDC Common Stock to be received by MMLC stockholders as a result of the Merger will have substantially the same rights associated with them as shares of MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter.

The rights associated with GS BDC Common Stock to be received by the MMLC stockholders as a result of the Merger are substantially the same as the rights associated with the shares of MMLC Common Stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter. Under the Amended and Restated GS BDC Charter, transfer restrictions will be imposed on the Affected Stockholders such that, without the consent of the Board:

•

for 90 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Merger Agreement.

The market price of GS BDC Common Stock after the Merger may be affected by factors different from those affecting GS BDC Common Stock currently.

The businesses of GS BDC and MMLC differ in some respects and, accordingly, the results of operations of the combined company and the market price of GS BDC Common Stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of GS BDC and MMLC, such as a larger stockholder base.

Accordingly, the historical trading prices and financial results of GS BDC may not be indicative of these matters for the combined company following the Merger.

There are risks associated with any potential merger with or asset sale to another BDC, including the Merger.

GSAM recommended the Merger to the MMLC Board and may in the future recommend to the MMLC Board that MMLC merge with or sell all or substantially all of its assets to one or more funds including a fund that could be managed by GSAM (including another BDC). MMLC does not expect that GSAM would recommend any such merger or asset sale unless it determines that it would be in MMLC’s best interests, with such determination dependent on factors it deems relevant, which may include historical and projected financial performance of MMLC and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset sale would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If GSAM is the investment adviser of both funds, as in the Merger, various conflicts of interest exist with respect to such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to GSAM by MMLC and by the entity resulting from such a merger or asset sale or efficiencies or other benefits to GSAM as a result of managing a single, larger fund instead of two separate funds.

If we have not consummated an Exit Event, including the Merger, by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution.

If we have not consummated an Exit Event, including the Merger, by the Wind-down Determination Date, our Board of Directors (to the extent consistent with its fiduciary duties and subject to any necessary stockholder approvals and applicable requirements of the Investment Company Act and the Code) will meet to consider our potential wind down and/or liquidation and dissolution. To the extent our Board determines to pursue a liquidation or dissolution, no assurances can be provided as to what price they will be able to obtain from selling or liquidating our Investments and we could end up being liquidated below our then NAV per share or at a price per share below what stockholders paid.

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

As of February 27, 2020, there were approximately 4,837 stockholders of record of our common stock.

Sales of Unregistered Securities and Use of Proceeds

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
December 27, 2019	1,092,225	20.72

Total capital drawdowns	7,557,603	$144.88

For the Year Ended December 31, 2018
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

For the Period from January 11, 2017 (commencement of operations) to December 31, 2017
January 30, 2017	1,520,857	$30.42
February 27, 2017	30,240	0.58
March 24, 2017	3,226,393	61.93
April 27, 2017	390,953	7.51
June 26, 2017	5,202,980	100.05
July 27, 2017	4,221,946	80.47
September 25, 2017	4,849,366	93.13
October 27, 2017	2,120,202	40.24
December 26, 2017	2,685,522	51.54

Total capital drawdowns	24,248,459	$465.87

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

Distributions

Subject to the requirements of Section 852(a) of Subchapter M of the Code, and the terms of any indebtedness or preferred stock, we intend to (i) distribute to stockholders, pro rata based on the number of shares held by each stockholder, before the end of each taxable year, or in certain cases, during the following taxable year, net proceeds attributable to the repayment or disposition of investments (together with any interest, dividends and other net cash flow in respect of such investments), except to the extent such proceeds from repayment or disposition are retained for reinvestment prior to the termination of the Investment Period in accordance with “—Recycling” below, (ii) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment) (commencing with the quarter ended December 31, 2017), and (iii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order maintain our status as a RIC under Subchapter M of the Code for any such taxable year.

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

No distribution shall be made to a stockholder to the extent not permitted under applicable law.

The following tables summarize the distributions declared on our common stock during the years ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
February 28, 2019	March 15, 2019	April 30, 2019	$0.43
May 9, 2019	June 14, 2019	July 31, 2019	$0.43
August 8, 2019	September 13, 2019	October 31, 2019	$0.43
November 7, 2019	December 13, 2019	January 23, 2020	$0.43

Date Declared	Record Date	Payment Date	Amount Per Share
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43
October 31, 2018	December 14, 2018	January 23, 2019	$0.43

During the year ended December 31, 2019, we designated 97.34% of our distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

During the year ended December 31, 2018, we designated 97.12% of our distributions from net investment income and short-term gains as interest-related dividends and short-term capital gain dividends pursuant to Section 871(k) of the Internal Revenue Code. Pursuant to Section 852 of the Internal Revenue Code, we designated $526,538 or, if different, the maximum amount allowable, as capital gain dividends paid during the fiscal year ended December 31, 2018.

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

The table below sets forth our selected consolidated historical financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Consolidated statements of operations data (in thousands):
Total investment income	$145,743	$84,234	$19,845
Net expenses	62,898	28,315	10,331

Net investment income	82,845	55,919	9,514
Net realized and unrealized gains (losses)	(21,019)	(4,281)	515
(Provision) benefit for taxes on realized gain/loss on investments	100	(372)	—
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(794)	(387)	—

Net increase in net assets resulting from operations	$61,132	$50,879	$10,029

Per share data
Net Asset Value	$18.69	$19.07	$18.89
Net investment income (basic and diluted)	$1.75	$1.87	$0.89
Earnings (loss) (basic and diluted)	$1.29	$1.70	$0.93
Distributions declared	$1.72	$1.72	$1.29

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017
Consolidated statement of assets and liabilities data (in thousands):
Total assets	$1,706,375	$1,131,948	$532,129
Total investments, at fair value	$1,683,160	$1,107,185	$522,046
Total liabilities	$761,586	$311,794	$74,001
Total debt	$729,986	$286,189	$62,000
Total net assets	$944,789	$820,154	$458,128

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through December 31, 2019, we originated $2.21 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

On December 9, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GS BDC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS BDC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company (the “First Merger”) and, immediately thereafter, we will merge with and into GS BDC, with GS BDC continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

In the First Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into 0.9939 shares of GS BDC’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger (the “Merger Consideration”). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time, (i) either we or GS BDC declare or pay an extraordinary dividend, or (ii) the respective outstanding shares of GS BDC’s common stock (“GS BDC Common Stock”) or our common stock will have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities will be declared with a record date within such period, other than shares issued pursuant to GS BDC’s distribution reinvestment plan, as permitted by the Merger Agreement. No fractional shares of GS BDC Common Stock will be issued, and holders of our common stock will receive cash in lieu of fractional shares. See “Item 1. Business—Pending Merger with GS BDC” for further information.

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

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy, to meet other short-term liquidity needs, including to pay the Management Fee, and to facilitate our hedging activities. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by Investments and/or pledges of Undrawn Commitments). We have entered into a revolving credit facility with Truist Bank (formerly known as SunTrust Bank), as administrative agent (the “Truist Revolving Credit Facility”), which allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our stockholders. The use of leverage involves significant risks.

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 228% and 381%, respectively. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements and, in the case of BDCs without common equity listed on a national securities exchange, such as us, an offer to repurchase shares held by the BDC’s stockholders as of the date the requisite approval is obtained. Under the legislation, BDCs are able to increase their leverage capacity if shareholders approve a proposal to do so. If a BDC receives shareholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the directors who are not “interested persons,” as defined in the Investment Company Act, of the BDC to approve an increase in its leverage capacity, and such approval would become effective after one year.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$1,272.05	$1,266.49	75.2%	$646.33	$644.91	58.2%
First Lien/Last-Out Unitranche	100.83	100.80	6.0	90.48	90.58	8.2
Second Lien/Senior Secured Debt	311.93	294.16	17.5	359.04	353.77	32.0
Preferred Stock	7.20	10.14	0.6	7.20	8.10	0.7
Common Stock	10.38	11.57	0.7	10.00	9.83	0.9

Total Investments	$1,702.39	$1,683.16	100.0%	$1,113.05	$1,107.19	100.0%

The weighted average yield on our total portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	8.7%	9.9%	10.0%
First Lien/Last-Out Unitranche(2)(4)	10.1	10.1	11.0	10.9
Second Lien/Senior Secured Debt(2)	10.7	11.8	11.2	11.5
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	9.0%	9.2%	10.3%	10.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

As of December 31, 2019, the total portfolio weighted average yield at amortized cost and fair value was 9.0% and 9.2%, respectively, which decreased from 10.3% and 10.4%, respectively, as of December 31, 2018. Within First Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost and fair value was primarily driven by the decrease in LIBOR on our variable rate secured debt investments.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	December 31, 2019	December 31, 2018
Number of portfolio companies	81	55
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.0%	0.0%
Weighted average leverage (net debt/EBITDA)(3)	5.9x	5.7x
Weighted average interest coverage(3)	2.3x	2.1x
Median EBITDA(3)	$40.25 million	$45.11 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.

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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of December 31, 2019 and December 31, 2018, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 30.4% and 32.5%, respectively, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	December 31, 2019		December 31, 2018
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$17.83	1.0%	$–	–%
Grade 2	1,643.87	97.7	1,097.23	99.1
Grade 3	21.46	1.3	9.96	0.9
Grade 4	–	–	–	–

Total Investments	$1,683.16	100.0%	$1,107.19	100.0%

The increase in investments with a grade 1 investment performance rating as of December 31, 2019 compared to December 31, 2018 was driven by one portfolio company with an aggregate fair value of $17.83 million being upgraded due to a potential exit. The increase in investments with a grade 2 investment performance rating as of December 31, 2019 compared to December 31, 2018 was primarily driven by an increase in net investment activity.

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	December 31, 2019		December 31, 2018
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,702.39	100.0%	$1,113.05	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,702.39	100.0%	$1,113.05	100.0%

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

The following table shows our investment activity by investment type:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
New investment commitments at cost:
Gross originations	$849.61	$798.19
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$849.61	$798.19
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$814.40	$569.43
First Lien/Last-Out Unitranche	2.41	82.62
Second Lien/Senior Secured Debt	32.80	130.90
Preferred Stock	–	7.20
Common Stock	–	8.04

Total	$849.61	$798.19

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$168.31	$21.68
First Lien/Last-Out Unitranche	0.45	22.15
Second Lien/Senior Secured Debt	76.31	42.89
Preferred Stock	–	–
Common Stock	2.27	1.79

Total	$247.34	$88.51

Net increase (decrease) in portfolio	$602.27	$709.68

Number of new portfolio companies with new investment commitments(3)	32	30
Total new investment commitment amount in new portfolio companies(3)	$681.09	$647.50
Average new investment commitment amount in new portfolio companies(3)	$21.28	$21.58
Number of existing portfolio companies with new investment commitments(3)	20	13
Total new investment commitment amount in existing portfolio companies(3)	$168.52	$150.69
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.1	5.2
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	99.9%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	0.0%	0.1%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.8%	9.8%
Weighted average yield on new investment commitments(2)(3)(6)	8.8%	9.6%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	9.8%	9.8%
Weighted average yield on investments sold or paid down(8)(9)	9.7%	9.6%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

RESULTS OF OPERATIONS

The comparison for the year ended December 31, 2018 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2018.

Our operating results were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
Total investment income	$145.74	$84.23

Total expenses	62.90	28.31

Net investment income	82.84	55.92
Net realized gain (loss) on investments	(8.89)	1.27
Net realized gain (loss) on foreign currency transactions	0.15	(0.26)
Net unrealized appreciation (depreciation) on investments	(13.36)	(6.39)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	1.09	1.10
Income tax provision, realized and unrealized gain	(0.70)	(0.76)

Net increase in net assets resulting from operations	$61.13	$50.88

Net increase in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
Interest	$143.59	$82.59
Dividend income	0.19	0.19
Other income	1.96	1.45

Total investment income	$145.74	$84.23

Interest

Interest from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $82.59 million for the year ended December 31, 2018 to $143.59 million for the year ended December 31, 2019, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,113.05 million as of December 31, 2018 to $1,702.39 million as of December 31, 2019. Included in interest for the years ended December 31, 2019 and 2018 is $2.03 million and $0.60 million, respectively, in prepayment premiums and $2.97 million and $1.09 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the years ended December 31, 2019 and 2018 remained relatively consistent.

Other income

Other income for the years ended December 31, 2019 and 2018 remained relatively consistent.

Expenses

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
Interest and other debt expenses	$24.08	$10.86
Management fees	13.67	9.15
Incentive fees	18.02	3.43
Offering costs	–	0.04
Professional fees	3.31	1.70
Administration, custodian and transfer agent fees	2.22	1.50
Directors’ fees	0.45	0.45
Other expenses	1.15	1.18

Total expenses	$62.90	$28.31

Interest and other debt expenses

Interest and other debt expense increased from $10.86 million for the year ended December 31, 2018 to $24.08 million for the year ended December 31, 2019 primarily due to the increase in the weighted average interest rate for the Truist Revolving Credit Facility from 4.20% to 4.27% and the increase in average aggregate daily borrowings from $213.76 million to $512.69 million.

Management Fees and Incentive Fees

Management Fees increased from $9.15 million for the year ended December 31, 2018 to $13.67 million for the year ended December 31, 2019 as a result of capital drawdowns, which led to an increase in net assets. The accrual for Incentive Fees based on income increased from $3.51 million for the year ended December 31, 2018 to $18.02 million for the year ended December 31, 2019, as a result of Ordinary Income exceeding the hurdle amount, which was primarily driven by an increase in the size of our portfolio.

Professional fees and other general and administrative expenses

Professional fees increased from $1.70 million for the year ended December 31, 2018 to $3.31 million for the year ended December 31, 2019 primarily related to expenses incurred from our pending Merger with GS BDC. Other general and administrative expenses increased from $3.13 million for the year ended December 31, 2018 to $3.82 million for the year ended December 31, 2019 primary related to administration, custodian and transfer agent fees due to an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
Country Fresh Holdings, LLC	$(10.55)	$–
Continuum Managed Services LLC – Class B	1.44	–
myON, LLC	–	1.29
Other, net	0.22	(0.02)

Net realized gain (loss) on investments	$(8.89)	$1.27

For the year ended December 31, 2019, net realized losses were primarily driven by our investment in Country Fresh Holdings, LLC. whereby, in April 2019, we exchanged our second lien debt for common equity, which resulted in a realized loss of $10.55 million.

In connection with the proceeds received from the exit of our equity investment in myON, LLC, we recorded an income tax provision on realized gains of $0.37 million for the year ended December 31, 2018.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Critical Accounting Policies – Valuation of Portfolio Investments.” Net unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
	($ in millions)
Unrealized appreciation	$9.22	$2.72
Unrealized depreciation	(22.58)	(9.11)

Net change in unrealized appreciation (depreciation) on investments	$(13.36)	$(6.39)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2019
($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$2.02
Country Fresh Holding Company Inc.	1.49
Wrike, Inc.	1.13
DocuTAP, Inc.	0.80
DiscoverOrg, LLC	0.47
Chase Industries, Inc. (dba Senneca Holdings)	(0.77)
Other, net(1)	(0.87)
GlobalTranz Enterprises, Inc.	(1.08)
Spectrum Plastics Group, Inc.	(1.14)
Empirix, Inc.	(2.83)
Zep Inc.	(12.58)

Total	$(13.36)

(1)	For the year ended December 31, 2019, Other, net includes gross unrealized appreciation of $3.31 million and gross unrealized depreciation of $(4.18) million.

Net change in unrealized appreciation (depreciation) in our investments for the year ended December 31, 2019 was primarily driven by the unrealized depreciation in Zep, Inc., which was due to financial underperformance.

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended December 31, 2018
($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.90
Datto, Inc.	0.49
Collaborative Imaging Holdco, LLC - Class B	0.26
Continuum Managed Services LLC - Class B	0.24
Intelligent Medical Objects, Inc.	0.22
Market Track, LLC	(0.46)
Fenergo Finance 3 Limited	(0.56)
Odyssey Logistics & Technology Corporation	(0.57)
Country Fresh Holdings, LLC	(1.68)
Zep Inc.	(2.59)
Other, net(1)	(2.64)

Total	$(6.39)

(1)	For the year ended December 31, 2018, Other, net includes gross unrealized appreciation of $0.61 million and gross unrealized depreciation of $(3.25) million.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations—Leverage.” As of December 31, 2019 and December 31, 2018, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 228% and 381%, respectively. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of December 31, 2019, we had cash of approximately $13.39 million, a decrease of $1.63 million from December 31, 2018. Cash used by operating activities for the year ended December 31, 2019 was approximately $513.27 million, primarily driven by net purchases of investments of $589.46 million, an increase in net assets resulting from operations of $61.13 million and proceeds from other operating activities of $15.06 million. Cash provided by financing activities for the year ended December 31, 2019 was approximately $511.64 million, primarily driven by proceeds from the issuance of common stock of $144.88 million and net borrowings on debt of $443.80 million, partially offset by distributions paid of $76.29 million and other financing activities of $0.75 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	December 31, 2019			December 31, 2018
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.99	$62.15	94%	$1,035.04	$207.08	80%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2019
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
December 27, 2019	1,092,225	20.72

Total capital drawdowns	7,557,603	$144.88

For the Year Ended December 31, 2018
March 26, 2018	2,700,602	$51.86
June 25, 2018	2,689,865	51.62
September 27, 2018	8,011,747	154.82
December 27, 2018	5,354,207	103.79

Total capital drawdowns	18,756,421	$362.09

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

The following table shows our contractual obligations as of December 31, 2019:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility	$676.20	$–	$676.20	$–	$–
Truist Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

Euro (“€”)

Truist Revolving Credit Facility

On September 11, 2017, we entered into the Truist Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. We amended the Truist Revolving Credit Facility on September 17, 2018 and July 10, 2019.

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2019, total commitments under the Truist Revolving Credit Facility were $850.00 million. The accordion feature of the Truist Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the Truist Revolving Credit Facility to $900.00 million.

Borrowings under the Truist Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either the Adjusted LIBO Rate (as defined in the Truist Revolving Credit Facility) plus the Applicable Margin (as defined in the Truist Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the Truist Revolving Credit Facility), Federal Funds Effective Rate (as provided for in the Truist Revolving Credit Facility) plus 0.5% or overnight LIBOR plus 1.0%. Interest is payable quarterly in arrears or as defined in the Truist Revolving Credit Facility. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Truist Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The Truist Revolving Credit Facility may be guaranteed by certain of our subsidiaries that are formed or acquired by us in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

Our obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of our portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 15% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 85% of the “adjusted borrowing base,” as such quoted terms are defined in the Truist Revolving Credit Facility and (iv) restrictions on industry concentrations in our investment portfolio. We are in compliance with these covenants.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

HEDGING

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed no-action relief from CFTC registration and regulation as a commodity pool operator pursuant to a CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

As of December 31, 2019, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$124.08	$123.31
First Lien/Last-Out Unitranche	–	7.88
Second Lien/Senior Secured Debt	4.15	16.31

Total	$128.23	$147.50

As of December 31, 2019, we had aggregate Commitments and undrawn Commitments from investors as follows:

	December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.99	$62.15	94%

RECENT DEVELOPMENTS

On February 7, 2020, we delivered a capital drawdown notice to our investors relating to the sale of 3,282,464 shares of common stock for an aggregate offering price of $61.81 million. The shares were issued on February 24, 2020. We have no remaining undrawn capital commitments.

On February 24, 2020, Carmine Rossetti notified us of his intention to resign as our Principal Accounting Officer to pursue a new professional opportunity, following a transition period not to extend beyond March 17, 2020. Mr. Rossetti’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Rossetti will continue to serve in his current role during the transition period.

On February 25, 2020, we entered into a third amendment to the Truist Revolving Credit Facility to, among other things, extend the commitment termination date and final maturity date to March 11, 2021 and March 11, 2022, respectively.

On February 27, 2020, our Board of Directors declared a distribution of $0.43 per share payable on April 30, 2020 to stockholders of record as of March 16, 2020.

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

Non-Accrual Status

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2019, we had no investments on non-accrual status. As of December 31, 2018, we had no investments on non-accrual status.

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

As of December 31, 2019 and December 31, 2018, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2019 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2019 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$44.35	$(20.38)	$23.97
Up 200 basis points	29.56	(13.59)	15.97
Up 100 basis points	14.78	(6.79)	7.99
Up 75 basis points	11.09	(5.10)	5.99
Up 50 basis points	7.39	(3.40)	3.99
Up 25 basis points	3.70	(1.70)	2.00
Down 25 basis points	(3.70)	1.70	(2.00)
Down 50 basis points	(7.37)	3.40	(3.97)
Down 75 basis points	(11.00)	5.10	(5.90)
Down 100 basis points	(12.45)	6.79	(5.66)
Down 200 basis points	(13.24)	11.97	(1.27)
Down 300 basis points	(13.24)	11.97	(1.27)

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

ITEM 8     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	80

Consolidated Statements of Assets and Liabilities as of December 31, 2019 and 2018	81

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	82

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	83

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017	84

Consolidated Schedule of Investments as of December 31, 2019 and 2018	85

Notes to Consolidated Financial Statements	95

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Goldman Sachs Middle Market Lending Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Goldman Sachs Middle Market Lending Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2019 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2019 and for the period from January 11, 2017 (commencement of operations) to December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2019 and 2018 by correspondence with the custodian, agent banks, portfolio company investees, transfer agent and brokers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2020

We have served as the auditor of one or more investment companies in the following group of business development companies

since 2012 – Goldman Sachs Middle Market Lending Corp.,

Goldman Sachs BDC, Inc.,

Goldman Sachs Private Middle Market Credit LLC, and

Goldman Sachs Private Middle Market Credit II LLC

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,656,685 and $1,076,982, respectively)	$1,633,562	$1,069,946
Non-controlled affiliated investments (cost of $45,702 and $36,072, respectively)	49,598	37,239
Cash	13,393	15,010
Unrealized appreciation on foreign currency forward contracts	46	122
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,022	5,977
Deferred financing costs	2,617	3,233
Receivable for investments sold	41	66
Other assets	96	355

Total assets	$1,706,375	$1,131,948

Liabilities
Debt	$729,986	$286,189
Interest and other debt expenses payable	713	727
Management fees payable	3,520	2,899
Incentive fees payable	3,419	3,512
Distribution payable	21,272	16,190
Accrued expenses and other liabilities	2,676	2,277

Total liabilities	$761,586	$311,794

Commitments and Contingencies (Note 8)

Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 50,562,483 and 43,004,880 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	51	43
Paid-in capital in excess of par	972,476	827,483
Distributable earnings	(27,738)	(7,372)

TOTAL NET ASSETS	$944,789	$820,154

TOTAL LIABILITIES AND NET ASSETS	$1,706,375	$1,131,948

Net asset value per share	$18.69	$19.07

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$140,771	$80,932	$19,583
Other income	1,935	1,438	205

Total investment income from non-controlled/non-affiliated investments	142,706	82,370	19,788
From non-controlled affiliated investments:
Interest income	2,815	1,661	–
Dividend income	195	186	57
Other income	27	17	–

Total investment income from non-controlled affiliated investments	3,037	1,864	57

Total investment income	$145,743	$84,234	$19,845

Expenses:
Interest and other debt expenses	$24,076	$10,856	$2,167
Management fees	13,665	9,147	3,494
Incentive fees	18,024	3,435	77
Offering costs	–	41	1,380
Professional fees	3,314	1,697	1,015
Administration, custodian and transfer agent fees	2,215	1,506	669
Directors’ fees	454	452	655
Organization expenses	–	–	450
Other expenses	1,150	1,181	627

Total expenses	$62,898	$28,315	$10,534

Management fees waiver	$–	$–	$(203)

Net expenses	$62,898	$28,315	$10,331

NET INVESTMENT INCOME	$82,845	$55,919	$9,514

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$(8,894)	$1,267	$(7)
Foreign currency forward contracts	147	1	–
Foreign currency transactions	(3)	(258)	–
Net change in unrealized appreciation (depreciation) from:
Non controlled/non-affiliated investments	(16,087)	(7,558)	522
Non controlled affiliated investments	2,729	1,167	–
Foreign currency forward contracts	(76)	122	–
Foreign currency translations	1,165	978	–

Net realized and unrealized gains (losses)	$(21,019)	$(4,281)	$515

(Provision) benefit for taxes on realized gain/loss on investments	$100	$(372)	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(794)	(387)	–

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$61,132	$50,879	$10,029

Weighted average shares outstanding	47,453,793	29,908,301	10,739,306
Net investment income per share (basic and diluted)	$1.75	$1.87	$0.89
Earnings per share (basic and diluted)	$1.29	$1.70	$0.93

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net assets at beginning of period	$820,154	$458,128	$–
Increase (decrease) in net assets resulting from operations:
Net investment income	$82,845	$55,919	$9,514
Net realized gain (loss)	(8,750)	1,010	(7)
Net change in unrealized appreciation (depreciation)	(12,269)	(5,291)	522
(Provision) benefit for taxes on realized gain/loss on investments	100	(372)	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(794)	(387)	–

Net increase (decrease) in net assets resulting from operations	$61,132	$50,879	$10,029

Distributions to stockholders from:
Distributable earnings	$(81,372)	$(50,949)	$(17,770)

Total distributions to stockholders	$(81,372)	$(50,949)	$(17,770)

Capital transactions:
Issuance of common shares	$144,875	$362,096	$465,869

Net increase (decrease) in net assets resulting from capital transactions	$144,875	$362,096	$465,869

TOTAL INCREASE (DECREASE) IN NET ASSETS	$124,635	$362,026	$458,128

Net assets at end of period	$944,789	$820,154	$458,128

Distributions declared per share	$1.72	$1.72	$1.29

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$61,132	$50,879	$10,029
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(846,975)	(675,770)	(536,486)
Payment-in-kind interest capitalized	(1,073)	(287)	–
Investments in affiliated money market fund, net	–	– (1)	– (1)
Proceeds from sales of investments and principal repayments	257,513	89,418	15,526
Net realized (gain) loss	8,903	(1,267)	7
Net change in unrealized (appreciation) depreciation on investments	13,358	6,391	(522)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	64	(123)	–
Amortization of premium and accretion of discount, net	(7,701)	(3,624)	(571)
Amortization of deferred financing costs	1,361	983	947
Amortization of deferred offering costs	–	41	1,380
Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,045)	(2,341)	(3,636)
(Increase) decrease in receivable for investments sold	25	(66)	–
(Increase) decrease in other assets	259	(344)	(11)
Increase (decrease) in interest and other debt expenses payable	(14)	415	312
Increase (decrease) in management fees payable	621	1,347	1,552
Increase (decrease) in incentive fees payable	(93)	3,435	77
Increase (decrease) in accrued expenses and other liabilities	399	1,507	770

Net cash provided by (used for) operating activities	$(513,266)	$(529,406)	$(510,626)

Cash flows from financing activities:
Proceeds from issuance of common stock	$144,875	$362,096	$465,869
Offering costs paid	–	(20)	(1,401)
Distributions paid	(76,290)	(44,031)	(8,498)
Borrowings on debt	712,347	576,189	325,000
Repayments of debt	(268,550)	(352,000)	(263,000)
Financing costs paid	(745)	(1,356)	(3,807)

Net cash provided by (used for) financing activities	$511,637	$540,878	$514,163

Net increase (decrease) in cash	(1,629)	11,472	3,537
Effect of foreign exchange rate changes on cash and cash equivalents	12	1	–
Cash, beginning of period	15,010	3,537	–

Cash, end of period	$13,393	$15,010	$3,537

Supplemental and non-cash financing activities
Interest expense paid	$21,796	$8,586	$539
Accrued but unpaid offering costs	$–	$–	$18
Accrued but unpaid distributions	$21,272	$16,190	$9,272
Accrued but unpaid excise tax expense	$–	$8	$–
Exchange of investments	$1,054	$994	$–

(1)	Amount rounds to less than $1.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 134.05%#
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$2,249	$2,227	$2,227
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	14,480	14,159	14,371
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	18,197	17,841	17,833
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,946	(38)	(39)
Apptio, Inc.(1) (2)	IT Services	8.96%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,634	45,639
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(53)	(55)
Associations, Inc.(1) (2)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	19,300	19,110	19,107
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,247	2,907	2,905
Associations, Inc.(1) (2) (3)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(8)	(8)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	9,097	9,010	9,006
Brillio, LLC(1) (2)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	6,567	6,509	6,501
Brillio, LLC(1) (2) (3)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,200	—	(22)
Bullhorn, Inc.(1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	16,109	15,876	15,868
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	1,331	247	246
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	799	(11)	(12)
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,640	29,550
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	4,441	4,432
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	3,760	1,452	1,438
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	6,992	6,927	6,923
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	2,067	(19)	(21)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	10,300	10,098	10,094
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,300	(25)	(26)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	4,330	(42)	(43)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	10,953	10,776	10,733
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	7,241	7,123	7,097
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,547	12,478
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%	03/28/2025	9,673	9,533	9,504
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	19,957	19,564	19,707
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,524	(30)	(19)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	31,000	30,414	30,380
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	9,120	(85)	(182)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	12,389	12,219	12,203
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(14)	(15)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	2,692	(36)	(40)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	7.55%	L + 5.75%; 1.00% Floor	10/03/2025	18,215	17,989	18,215
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services		L + 5.75%; 1.00% Floor	10/03/2025	1,294	(16)	—
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,405	5,386	5,378
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,112	5,093	5,086
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	9.00%	P + 4.25%; 1.00% Floor	06/30/2022	1,533	148	146
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€22,822	26,188	25,344
Diligent Corporation(1) (2)	Professional Services	7.58%	L + 5.50%; 1.00% Floor	04/14/2022	5,460	5,413	5,406
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	2,103	2,084	2,082
Diligent Corporation(1) (2) (3)	Professional Services	7.48%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,555	1,566

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Diligent Corporation(1) (2)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	$727	$719	$719
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	352	348	348
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,083	(53)	(61)
DiscoverOrg, LLC(2)	Software	6.30%	L + 4.50%	02/02/2026	23,522	23,311	23,581
DocuTAP, Inc.(1) (2)	Health Care Technology	7.30%	L + 5.50%; 1.00% Floor	05/12/2025	35,066	34,265	35,066
E2open, LLC(1) (2)	Software	7.66%	L + 5.75%; 1.00% Floor	11/26/2024	24,239	24,015	23,997
Elemica Parent, Inc.(1) (2)	Chemicals	7.40%	L + 5.50%	09/18/2025	4,257	4,155	4,151
Elemica Parent, Inc.(1) (2) (3)	Chemicals	7.40%	L + 5.50%	09/18/2025	550	171	170
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	830	(10)	(21)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	8.20%	L + 6.25%; 1.00% Floor	09/25/2024	31,492	31,036	28,343
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(24)	(180)
Eptam Plastics, Ltd.(2)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	6,363	6,268	6,267
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	1,354	318	318
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,708	(20)	(20)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,983	28,166
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(23)	(13)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(35)	(19)
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	4,043	4,009	4,002
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	3,024	2,999	2,994
FWR Holding Corporation (dba First Watch Restaurants) (1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	3,040	(25)	(30)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	11,408	11,219	11,294
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	2,279	2,243	2,256
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,441	1,418	1,427
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	1,256	1,265
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.45%	L + 5.50%; 1.00% Floor	09/04/2024	17,963	17,668	17,693
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.43%	L + 5.50%; 1.00% Floor	09/04/2024	7,171	7,050	7,063
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.40%	L + 5.50%; 1.00% Floor	09/04/2024	6,933	5,769	5,757
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,900	(43)	(44)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,200	(59)	(108)
GlobalTranz Enterprises, Inc.(2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	11,444	11,230	10,414
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail		L + 5.00%	05/15/2026	2,968	—	(267)
Granicus, Inc.(2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	14,565	14,446	14,419
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	34,501	33,854	33,811
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	2,805	369	365
Hygiena Borrower LLC	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	5,314	5,261	5,208
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(5)	(11)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(4)	(16)
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,893	41,849
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,701	7,707

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	$2,662	$(42)	$(47)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	36,554	35,970	36,005
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(37)	(39)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	32,377	31,651	31,892
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	2,600	(57)	(39)
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,285	49,296
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(48)	(52)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	23,170	22,749	22,765
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	1,448	—	(25)
Midwest Transport, Inc.(1) (2)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	16,969	16,835	16,799
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	29,732	29,211	29,212
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	4,525	1,193	1,188
Netvoyage Corporation (dba NetDocuments) (1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	5,985	5,869	5,910
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	7,937	7,831	7,838
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	610	(5)	(8)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	6,956	6,896	6,886
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	2,459	2,436	2,434
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	27,467	27,014	27,055
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,324	33,261
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(83)	(94)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	10,791	10,768	10,683
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	17,257	17,001	16,998
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	17,320	17,235	17,233
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	13,406	13,343	13,272
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	2,450	(11)	(25)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	15,800	15,492	15,484
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	23,963	23,436	23,064
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	8,947	8,795	8,812
Shopatron, LLC (dba Kibo)(1) (2) (8)	Internet & Catalog Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	2,757	2,729	2,716
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,515	14,266
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,062	1,034
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	543	539	526
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	19,578	19,300	19,236
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	2,707	97	88
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	6,768	(54)	(118)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,117	18,798	18,926
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	10,000	9,925	9,925
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	249	136	136
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	14,933	14,651	14,635
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,556	(29)	(31)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,867	(17)	(37)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/Shares (++)	Cost	Fair Value
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	$9,000	$8,847	$8,820
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,344	46,275
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(86)	(94)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	12,732	12,491	12,477
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	1,123	(21)	(23)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	32,260	31,670	31,615
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(38)	(46)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,415	34,416
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(23)	(27)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	7,411	7,336	7,170

Total 1st Lien/Senior Secured Debt						1,272,044	1,266,486

1st Lien/Last-Out Unitranche (5) – 10.67%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,636	26,618
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	22,376	21,846	21,816
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,271	8,268
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	44,429	44,076	44,095

Total 1st Lien/Last-Out Unitranche						100,829	100,797

2nd Lien/Senior Secured Debt - 31.14%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,246	5,239
Chase Industries, Inc. (dba Senneca Holdings)(1) (2)	Building Products	11.55%	L + 9.50% (incl. 1.50% PIK); 1.00% Floor	05/11/2026	24,300	23,676	22,781
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	14,600	14,397	14,600
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,948	24,955
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	10,000	9,788	9,750
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(25)	(63)
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,610	2,604
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	970	131	122
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,369	28,322
Intelligent Medical Objects, Inc.(1) (2)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,461	21,462
Market Track, LLC(1) (2)	Internet & Catalog Retail	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,545	19,250
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	17,015	16,748
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,141	25,694
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,664	24,563
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,252	4,949
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	10.68%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,599	9,603
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	10.72%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,560	1,560
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)	IT Services	10.70%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,568	25,708
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,088	21,068
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,900	15,250

Total 2nd Lien/Senior Secured Debt						311,933	294,165

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate	Par Amount/Shares (++)	Cost	Fair Value

Preferred Stock* - 1.07%
Accuity Delivery Systems, LLC^ (1) (2) (6) (7)	Health Care Providers & Services		$136,589	$4,500	$7,200
Wine.com, LLC(1) (2) (6) (7)	Beverages		314,154	2,700	2,937

Total Preferred Stock				7,200	10,137

Common Stock* - 1.22%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (2) (7)	Health Care Providers & Services		11,719	1,580	2,239
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (4) (6) (7)	Health Care Providers & Services		11,060	220	643
Country Fresh Holding Company Inc.(1) (2) (6) (7)	Food Products		843	1,053	731
Elah Holdings, Inc.^ (1) (2) (6) (7)	Capital Markets		65,436	3,163	3,163
National Spine and Pain Centers, LLC(1) (2) (6) (7)	Health Care Providers & Services		500	500	100
Wrike, Inc.(1) (2) (6) (7)	Professional Services		4,949,520	3,075	4,266
Yasso, Inc.(1) (2) (6) (7)	Food Products		790	790	433

Total Common Stock				10,381	11,575
TOTAL INVESTMENTS - 178.15%				$1,702,387	$1,683,160

LIABILITIES IN EXCESS OF OTHER ASSETS - (78.15%)					$(738,371)

NET ASSETS - 100.00%					$944,789

*	Assets are pledged as collateral for the Truist Revolving Credit Facility. See Note 6 “Debt”.
#	Percentages are based on net assets.

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%, respectively. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”).

^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company’s outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies”.

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019 the aggregate fair value of these securities is $74,958 or 4.39% of the Company’s total assets.

(5)

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

(6)	Non-income producing security.
(7)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $21,712 or 2.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	6/13/18
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B – Common Stock	3/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units – Common Stock	3/30/2018
Country Fresh Holding Company Inc. – Common Stock	4/29/2019
Elah Holdings, Inc. - Common Stock	5/9/2018
National Spine and Pain Centers, LLC – Common Stock	6/2/2017
Wine.com, LLC – Preferred Stock	11/14/18
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	3/23/2017

(8)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 221	EUR 200	01/06/2020	$(3)
Bank of America, N.A.	USD 540	EUR 446	01/06/2020	39
Bank of America, N.A.	USD 337	EUR 303	04/06/2020	(6)
Bank of America, N.A.	USD 547	EUR 448	04/06/2020	41
Bank of America, N.A.	USD 321	EUR 288	07/06/2020	(6)
Bank of America, N.A.	USD 549	EUR 446	07/06/2020	43
Bank of America, N.A.	USD 729	EUR 650	10/05/2020	(13)
Bank of America, N.A.	USD 716	EUR 635	01/05/2021	(13)
Bank of America, N.A.	USD 702	EUR 620	04/06/2021	(14)
Bank of America, N.A.	USD 701	EUR 617	07/06/2021	(14)
Bank of America, N.A.	USD 400	EUR 350	10/05/2021	(8)

				$46

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Investments at Fair Value – 135.00% #
Corporate Debt (1) – 132.81%
1st Lien/Senior Secured Debt – 78.63%
Accuity Delivery Systems, LLC^ (2) (3)	Health Care Providers & Services	9.78%	L + 7.00%; 1.00% Floor	06/13/2023	$14,480	$14,084	$14,082
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	37,920	–	–
Apptio, Inc.(2) (4)	IT Services		L + 7.25%; 1.00% Floor	1/10/2025	3,160	–	–
Associations, Inc.(2) (3)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	16,796	16,598	16,628
Associations, Inc.(2) (3) (4)	Real Estate Management & Development	9.40%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,186	1,441	1,448
Associations, Inc.(2) (3) (4) (5)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(10)	(8)
Bullhorn, Inc.(2) (3)	Professional Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	17,208	17,064	17,079
Bullhorn, Inc.(2) (3)	Professional Services	9.40%	L + 6.75%; 1.00% Floor	11/21/2022	4,553	4,516	4,519
Bullhorn, Inc.(2) (3)	Professional Services	9.33%	L + 6.75%; 1.00% Floor	11/21/2022	899	885	892
Businessolver.com, Inc.(2) (3)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,535	29,474
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	12.00%	P + 6.50%; 2.00% Floor	05/15/2023	3,760	1,438	1,429
Businessolver.com, Inc.(2) (3) (4)	Health Care Technology	10.12%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	1,078	1,038
Collaborative Imaging, LLC^^^ (2) (3)	Health Care Providers & Services	9.03%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,525	12,446
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	19,198	18,779	18,814
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	5,520	5,410	5,410
Continuum Managed Services LLC(2)(3)	IT Services	8.53%	L + 6.00%; 1.00% Floor	06/08/2023	1,626	1,593	1,593
Continuum Managed Services LLC(2)(3) (4) (5)	IT Services		L + 6.00%; 1.00% Floor	06/08/2022	2,000	(38)	(40)
Dade Paper & Bag, LLC(2) (3)	Distributors	10.02%	L + 7.50%; 1.00% Floor	06/10/2024	9,850	9,687	9,702
Dade Paper & Bag, LLC(2) (3)	Distributors	9.52%	L + 7.00%; 1.00% Floor	06/10/2024	1,256	1,245	1,209
Datto, Inc.(2)	IT Services	10.46%	L + 8.00%; 1.00% Floor	12/07/2022	52,418	51,572	52,024
Datto, Inc.(2) (4) (5)	IT Services		L + 8.00%; 1.00% Floor	12/07/2022	3,529	(55)	(26)
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,641	5,614	5,599
DDS USA Holding, Inc.(2)	Health Care Equipment & Supplies	8.57%	L + 5.75%; 1.00% Floor	06/30/2022	5,459	5,433	5,418
DDS USA Holding, Inc.(2) (4) (5)	Health Care Equipment & Supplies		L + 5.75%; 1.00% Floor	06/30/2022	1,533	(7)	(12)
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	€23,054	26,356	26,084
Diligent Corporation(2) (3)	Professional Services	8.03%	L + 5.50%; 1.00% Floor	04/14/2022	734	724	725
Diligent Corporation(2) (3) (4)	Professional Services	8.28%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	680	697
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	354	(5)	(4)
Diligent Corporation(2) (3) (4) (5)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	13,670	(171)	(171)
Empirix, Inc.(2) (3)	Diversified Telecommunication Services	8.93%	L + 6.25%; 1.00% Floor	09/25/2024	31,800	31,263	31,243
Empirix, Inc.(2) (3) (4) (5)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(30)	(32)
Fenergo Finance 3 Limited(2) (3) (6)	Diversified Financial Services	9.13%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,916	28,408
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(28)	(34)
Fenergo Finance 3 Limited(2) (3) (4) (5) (6)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(42)	(87)
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	11,525	11,290	11,294
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	2,296	2,251	2,251
FWR Holding Corporation(3)	Hotels, Restaurants & Leisure	8.26%	L + 5.75%; 1.00% Floor	08/21/2023	1,456	1,427	1,427
FWR Holding Corporation(3) (4)	Hotels, Restaurants & Leisure	10.25%	P + 4.75%; 2.00% Floor	08/21/2023	1,506	535	535
Gastro Health Holdco, LLC(2) (3)	Health Care Providers & Services	8.74%	L + 6.00%; 1.00% Floor	09/04/2024	14,500	14,222	14,210
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(54)	(58)

The accompanying notes are part of these consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2018 (continued)

(in thousands, except share and per share amounts)

Portfolio Company	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount (++)	Cost	Fair Value
Gastro Health Holdco, LLC(2) (3) (4) (5)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2024	$7,200	$(85)	$(144)
Hygiena Borrower LLC	Life Sciences Tools & Services	6.80%	L + 4.00%; 1.00% Floor	08/26/2022	5,369	5,297	5,261
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(7)	(11)
Hygiena Borrower LLC (4) (5)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(5)	(16)
iCIMS, Inc.(2) (3)	Software	8.94%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,776	41,742
iCIMS, Inc.(2) (3) (4) (5)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(51)	(53)
Integral Ad Science, Inc.(2) (3)	Interactive Media & Services	9.78%	L + 7.25% (incl.1.25% PIK); 1.00% Floor	07/19/2024	33,817	33,185	33,141
Integral Ad Science, Inc.(2) (3) (4) (5)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(47)	(52)
Lithium Technologies, Inc.(2) (3)	Interactive Media & Services	10.39%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,056	49,046
Lithium Technologies, Inc.(2) (3) (4) (5)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(65)	(69)
Midwest Transport, Inc.(2)	Road & Rail	9.80%	L + 7.00%; 1.00% Floor	10/02/2023	17,874	17,702	17,695
MMIT Holdings, LLC(2)	Health Care Technology	8.02%	L + 5.50%; 1.00% Floor	11/15/2024	12,700	12,450	12,446
MMIT Holdings, LLC(2) (4) (5)	Health Care Technology		L + 5.50%; 1.00% Floor	11/15/2024	3,620	(71)	(72)
Netvoyage Corporation(2) (3)	Software	11.53%	L + 9.00%; 1.00% Floor	03/24/2022	8,018	7,903	7,918
Netvoyage Corporation(2) (3) (4) (5)	Software		L + 9.00%; 1.00% Floor	03/24/2022	610	(8)	(8)
Picture Head Midco LLC(2) (3)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	32,950	32,327	32,291
Picture Head Midco LLC(2) (3) (4)	Entertainment	9.27%	L + 6.75%; 1.00% Floor	08/31/2023	3,620	1,052	1,014
Picture Head Midco LLC(2) (3) (4) (5)	Media		L + 6.75%; 1.00% Floor	08/31/2023	3,620	(68)	(72)
Power Stop, LLC(2)	Auto Components	7.55%	L + 4.75%	10/19/2025	10,900	10,873	10,845
SF Home Décor, LLC(2) (3)	Household Products	12.31%	L + 9.50%; 1.00% Floor	07/13/2022	25,313	24,730	24,616
SPay, Inc.(2) (3)	Interactive Media & Services	8.22%	L + 5.75%; 1.00% Floor	06/17/2024	14,700	14,428	14,332
SPay, Inc.(2) (3) (4)	Interactive Media & Services	8.34%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,165	1,155
SPay, Inc.(2) (3) (4) (5)	Interactive Media & Services		L + 5.75%; 1.00% Floor	06/17/2024	8,150	(74)	(204)
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.03%	L + 6.50%; 1.00% Floor	03/31/2023	5,231	3,943	3,941
VRC Companies, LLC(3)	Commercial Services & Supplies	9.02%	L + 6.50%; 1.00% Floor	03/31/2023	2,667	2,644	2,640
VRC Companies, LLC(3)(4)	Commercial Services & Supplies	9.45%	L + 6.50%; 1.00% Floor	03/31/2022	249	125	125
Wine.com, LLC(2)	Beverages	9.86%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,823	8,820
Wrike, Inc.(2)	Professional Services	9.28%	L + 6.75%; 1.00% Floor	12/31/2024	28,000	27,440	27,440
Wrike, Inc.(2) (4) (5)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(46)	(46)
Xactly Corporation(2) (3)	IT Services	9.78%	L + 7.25%; 1.00% Floor	07/29/2022	29,320	28,863	28,880
Xactly Corporation(2) (3) (4) (5)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(32)	(33)
Yasso, Inc.(2) (3)	Food Products	10.27%	L + 7.75%; 1.00% Floor	03/23/2022	7,495	7,390	7,139

Total 1st Lien/Senior Secured Debt						646,334	644,913

1st Lien/Last-Out Unitranche (7) – 11.05%
Intelligent Document Solutions, Inc.(2) (3)	Diversified Financial Services	8.80%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,508	26,481
Intelligent Document Solutions, Inc.(2) (3) (4)	Diversified Financial Services	8.79%	L + 6.00%; 1.00% Floor	02/28/2024	19,900	11,454	11,422
RugsUSA, LLC(2) (3)	Household Products	9.31%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,256	8,247
Smarsh, Inc.(2) (3)	Interactive Media & Services	10.41%	L + 7.88%; 1.00% Floor	03/31/2021	44,881	44,265	44,432

Total 1st Lien/Last-Out Unitranche						90,483	90,582

2nd Lien/Senior Secured Debt – 43.13%
American Dental Partners, Inc.(2) (3)	Health Care Providers & Services	11.30%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,228	5,226
Chase Industries, Inc.(2) (3)	Building Products	10.61%	L + 8.00%; 1.00% Floor	05/11/2026	24,300	23,610	23,510
Chase Industries, Inc.(2) (3) (4) (5)	Building Products		L + 8.00%; 1.00% Floor	05/11/2026	6,100	(169)	(198)
Country Fresh Holdings, LLC(2) (3)	Food Products	11.20%	L + 8.75%; 1.00% Floor	10/02/2023	11,800	11,606	9,794
DuBois Chemicals, Inc.(2)	Chemicals	10.52%	L + 8.00%; 1.00% Floor	03/15/2025	24,450	24,035	23,961

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

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 “Significant Agreements and Related Party Transactions”.
(1)	Assets are pledged as collateral for the Truist Revolving Credit Facility. See Note 6 “Debt”.
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

Following the end of the investment period, the Company will have the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

On December 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Goldman Sachs BDC, Inc., a Delaware corporation (“GS BDC”), Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of the Company and GS BDC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “First Merger”) and, immediately thereafter, the Company will merge with and into GS BDC, with GS BDC continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”).

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Prepayment premiums	$2,028	$596	$–
Accelerated amortization of upfront loan origination fees and unamortized discounts	$2,967	$1,097	$26

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2019, the Company did not have any investments on non-accrual status. As of December 31, 2018, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of December 31, 2019 and December 31, 2018, the Company held an aggregate cash balance of $13,393 and $15,010, respectively. Foreign currency of $1,299 (acquisition cost of $1,286) and $252 (acquisition cost of $250) is included in cash as of December 31, 2019 and December 31, 2018, respectively.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par, accumulated undistributed net investment income or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility between the Company and Truist Bank (formerly known as SunTrust Bank) (the “Truist Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the Truist Revolving Credit Facility. Deferred financing costs related to the Truist Revolving Credit Facility are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

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

For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, Management Fees amounted to $13,665, $9,147 and $3,494, respectively. For the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Investment Adviser voluntarily agreed to permanently waive $203 of the Management Fees. As of December 31, 2019, net Management Fees payable amounted to $3,520.

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

For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on income of $18,024, $3,512 and $0, respectively. As of December 31, 2019, $3,419 remained payable.

For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company accrued an Incentive Fee based on capital gains under GAAP of $0, $(77) and $77, respectively, for which none were realized.

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

For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Administrator and the Custodian of $1,121, $774 and $388, respectively. As of December 31, 2019, $96 remained payable.

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

For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company incurred expenses for services provided by the Transfer Agent of $1,094, $732 and $281, respectively. As of December 31, 2019, $282 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance		Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–		$205,169	$(205,169)	$–	$–	$–	$45
Accuity Delivery Systems, LLC	19,482		75	–	–	2,014	21,571	1,479
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates)	14,594		9,555	–	–	715	24,864	1,513
Elah Holdings, Inc.	3,163		–	–	–	–	3,163	–

Total Non-Controlled Affiliates	$37,239		$214,799	$(205,169)	$–	$2,729	$49,598	$3,037

For the Year Ended December 31, 2018
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	(4)	$212,620	$(212,620)	$–	$–	$–	$55
Accuity Delivery Systems, LLC	–		18,584	–	–	898	19,482	810
Collaborative Imaging, LLC	–		14,325	–	–	269	14,594	999
Elah Holdings, Inc.	–		3,163	–	–	–	3,163	–

Total Non-Controlled Affiliates	$–	(4)	$248,692	$(212,620)	$–	$1,167	$37,239	$1,864

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of December 31, 2019 and December 31, 2018, there were $417 and $475, respectively, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, negotiated co-investments by the Company and other funds managed by the Investment Adviser may be made only pursuant to an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief (“Exemptive Relief”) that permits the Company to co-invest with GS BDC, Goldman Sachs Private Middle Market Credit LLC (“GS PMMC”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”) and certain other funds that may be managed by GSAM, including the GSAM Credit Alternatives Team, after the date of the exemptive order, subject to certain conditions including that co-investments are made in a manner consistent with the Company’s investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and pursuant to the conditions required by the Exemptive Relief, and are allocated fairly among participants. The GSAM Credit Alternatives Team is comprised of investment professionals dedicated to the Company’s investment strategy and other funds that share a similar investment strategy with the Company, who are responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments, together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Exemptive Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the then-current investment objectives and strategies of the Company. As a result of the Exemptive Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of GS BDC, GS PMMC, GS PMMC II and/or other funds established by the GSAM Credit Alternatives Team that could avail themselves of the Exemptive Relief.

4.	INVESTMENTS

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	December 31, 2019		December 31, 2018
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,272,044	$1,266,486	$646,334	$644,913
1st Lien/Last-Out Unitranche	100,829	100,797	90,483	90,582
2nd Lien/Senior Secured Debt	311,933	294,165	359,039	353,765
Preferred Stock	7,200	10,137	7,200	8,100
Common Stock	10,381	11,575	9,998	9,825

Total Investments	$1,702,387	$1,683,160	$1,113,054	$1,107,185

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	December 31, 2019		December 31, 2018
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Providers & Services	11.5%	20.5%	8.6%	11.6%
Software	10.1	18.0	4.5	6.0
Health Care Technology	10.1	18.0	5.6	7.5
Interactive Media & Services	10.0	17.8	12.8	17.3
IT Services	7.8	14.0	11.3	15.3
Real Estate Management & Development	5.9	10.4	1.6	2.2
Professional Services	5.8	10.3	7.3	9.9
Diversified Financial Services	5.1	9.1	7.5	10.1
Health Care Equipment & Supplies	4.2	7.5	3.9	5.3
Hotels, Restaurants & Leisure	3.9	7.0	1.4	1.9
Road & Rail	3.1	5.6	3.9	5.3
Chemicals	2.8	5.1	7.2	9.8
Transportation Infrastructure	1.9	3.4	–	–
Household Products	1.9	3.3	3.0	4.0
Internet & Catalog Retail	1.8	3.3	1.7	2.3
Diversified Consumer Services	1.8	3.2	–	–
Diversified Telecommunication Services	1.7	3.0	2.8	3.8
Entertainment	1.6	2.9	3.0	4.1
Insurance	1.6	2.8	2.8	3.8
Air Freight & Logistics	1.5	2.6	2.2	3.0
Building Products	1.4	2.4	2.1	2.8
Trading Companies & Distributors	1.0	1.8	–	–
Commercial Services & Supplies	0.7	1.3	0.6	0.8
Beverages	0.7	1.3	1.0	1.4
Auto Components	0.6	1.1	1.0	1.3
Food Products	0.5	0.9	1.6	2.1
Life Sciences Tools & Services	0.5	0.8	0.7	1.0
Containers & Packaging	0.3	0.5	0.6	0.7
Capital Markets	0.2	0.3	0.3	0.4
Distributors	–	–	1.0	1.3

Total	100.0%	178.2%	100.0%	135.0%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	December 31, 2019	December 31, 2018
United States	95.6%	97.4%
Canada	2.7	–
Ireland	1.7	2.6

Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of December 31, 2019 and December 31, 2018. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of December 31, 2019(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations	1st Lien/Senior Secured Debt	Discounted cash flows:
	$1,031,569	• Discount Rate	6.5% – 13.3% (8.7%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$100,797	• Discount Rate	8.5% – 10.1% (9.8%)
	2nd Lien/Senior Secured Debt	Discounted cash flows:
	$233,672	• Discount Rate	9.9% – 12.4% (10.7%)
Equity	Preferred Stock	Comparable multiples:
	$10,137	• EV/EBITDA(5)	4.2x – 30.2x (19.0x)
Comparable multiples:
		• EV/Revenue	1.0x – 3.2x (1.3x)
	Common Stock	Discounted cash flows:
	$11,575	• Discount Rate	13.9% – 31.0% (23.9%)
Comparable multiples:
		• EV/EBITDA(5)	8.5x – 12.7x (9.7x)
Comparable multiples:
		• EV/Revenue	2.3x – 9.7x (9.6x)

(1)

Included within Level 3 assets of $1,579,087 is an amount of $191,337 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,366,038 or 87.7% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy.

	December 31, 2019				December 31, 2018
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$58,830	$1,207,656	$1,266,486	$–	$–	$644,913	$644,913
1st Lien/Last-Out Unitranche	–	–	100,797	100,797	–	–	90,582	90,582
2nd Lien/Senior Secured Debt	–	45,243	248,922	294,165	–	53,649	300,116	353,765
Preferred Stock	–	–	10,137	10,137	–	–	8,100	8,100
Common Stock	–	–	11,575	11,575	–	–	9,825	9,825

Total Assets	$–	$104,073	$1,579,087	$1,683,160	$–	$53,649	$1,053,536	$1,107,185

Foreign currency forward contracts (asset)(1)	$–	$46	$–	$46	$–	$122	$–	$122

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Level 3	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)(2)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In	Transfers Out	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2019
1st Lien/Senior Secured Debt	$644,913	$746,302	$(48)	$(3,239)	$(174,745)	$5,319	$–	$(10,846)	$1,207,656	$(2,751)
1st Lien/Last-Out Unitranche	90,582	10,294	–	(131)	(452)	504	–	–	100,797	(131)
2nd Lien/Senior Secured Debt	300,116	17,898	(10,449)	(11,296)	(70,605)	1,590	27,755	(6,087)	248,922	(13,559)
Preferred Stock	8,100	–	–	2,037	–	–	–	–	10,137	2,037
Common Stock	9,825	1,054	1,596	1,366	(2,266)	–	–	–	11,575	1,701

Total assets	$1,053,536	$775,548	$(8,901)	$(11,263)	$(248,068)	$7,413	$27,755	$(16,933)	$1,579,087	$(12,703)

For the Year Ended December 31, 2018
1st Lien/Senior Secured Debt	$199,464	$468,855	$(24)	$(1,196)	$(23,588)	$1,402	$–	$–	$644,913	$(1,196)
1st Lien/Last-Out Unitranche	37,138	74,739	–	(40)	(22,139)	884	–	–	90,582	91
2nd Lien/Senior Secured Debt	226,781	110,913	–	(3,123)	(42,893)	1,220	7,218	–	300,116	(3,087)
Preferred Stock	–	7,200	–	900	–	–	–	–	8,100	900
Common Stock	2,070	8,038	1,291	217	(1,791)	–	–	–	9,825	217

Total assets	$465,453	$669,745	$1,267	$(3,242)	$(90,411)	$3,506	$7,218	$–	$1,053,536	$(3,075)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. For the year ended December 31, 2019, transfers from Level 3 to Level 2 were primarily due to increased price transparency and transfers from Level 2 to Level 3 were primarily due to decreased price transparency. For the year ended December 31, 2018, transfers from Level 2 to Level 3 were primarily due to decreased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2019 and December 31, 2018, approximates its carrying value because the Truist Revolving Credit Facility has variable interest based on selected short-term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of December 31, 2019 and December 31, 2018, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 228% and 381%, respectively.

As of the dates indicated, the Company’s outstanding debt was as follows:

	As of
	December 31, 2019			December 31, 2018
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility (1)(2)	$850,000	$120,648	$729,986	$600,000	$314,401	$286,189

Total Debt	$850,000	$120,648	$729,986	$600,000	$314,401	$286,189

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $676,200 and in Euros (EUR) of EUR 47,950. As of December 31, 2018, the Company had outstanding borrowings denominated in USD of $231,250 and in Euros (EUR) of EUR 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $900,000.

The combined weighted average interest rate of the aggregate borrowings outstanding for the years ended December 31, 2019 and 2018 were 4.27% and 4.20%, respectively.

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

Costs of $712 were incurred in connection with obtaining, amending and terminating the HSBC Revolving Credit Facility. The cost incurred in connection with obtaining and amending the HSBC Revolving Credit Facility were recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and were amortized over the life of the HSBC Revolving Credit Facility using the straight-line method. As of December 31, 2019 and December 31, 2018, outstanding deferred financing costs were $0 and $0, respectively.

The below table presents the summary information of the HSBC Revolving Credit Facility.

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$	N/A	$	N/A	$200
Facility fees		N/A		N/A	304
Amortization of financing costs		N/A		N/A	710

Total	$	N/A	$	N/A	$1,214

Weighted average interest rate		N/A		N/A	3.27%
Average outstanding balance	$	N/A	$	N/A	$12,392	*#

*	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.
#	Average outstanding debt balance was calculated ending on September 11, 2017, the date on which the Company terminated the HSBC Revolving Credit Facility.

Truist Revolving Credit Facility

On September 11, 2017, the Company entered into the Truist Revolving Credit Facility with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. The Company amended the Truist Revolving Credit Facility on September 17, 2018 and July 10, 2019.

The Truist Revolving Credit Facility is a multicurrency facility, and as of December 31, 2019, total commitments under the Truist Revolving Credit Facility were $850,000. The accordion feature of the Truist Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the Truist Revolving Credit Facility to $900,000.

Borrowings under the Truist Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either the Adjusted LIBO Rate (as defined in the Truist Revolving Credit Facility) plus the Applicable Margin (as defined in the Truist Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the Truist Revolving Credit Facility), Federal Funds Effective Rate (as defined in the Truist Revolving Credit Facility) plus 0.5% or overnight London Interbank Offered Rate (“LIBOR”) plus 1.0%. Interest is payable quarterly in arrears or as defined in the Truist Revolving Credit Facility. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Truist Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

The Truist Revolving Credit Facility may be guaranteed by certain of the Company’s subsidiaries that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds from borrowings may be used for general corporate purposes, including the funding of portfolio investments.

The Company’s obligations to the lenders under the Truist Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s portfolio of investments and cash, with certain exceptions. The Truist Revolving Credit Facility contains certain customary covenants, including: (i) maintaining a minimum shareholder’s equity, (ii) maintaining an asset coverage ratio of at least 2 to 1, (iii) maintaining a minimum liquidity test of at least 15% of the “covered debt amount” during any period when the “adjusted covered debt balance” is greater than 85% of the “adjusted borrowing base,” as such quoted terms are defined in the Truist Revolving Credit Facility and (iv) restrictions on industry concentrations in the Company’s investment portfolio.

The Truist Revolving Credit Facility also includes customary representations and warranties, conditions precedent to funding of draws and events of default (including a change in control event of default trigger).

Costs of $5,196 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of December 31, 2019 and December 31, 2018, deferred financing costs were $2,617 and $3,233, respectively.

The below table presents the summary information of the Truist Revolving Credit Facility.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Borrowing interest expense	$21,872	$8,988	$421
Facility fees	843	885	295
Amortization of financing costs	1,361	983	237

Total	$24,076	$10,856	$953

Weighted average interest rate	4.27%	4.20%	3.88%
Average outstanding balance	$512,687	$213,762	$35,429	*

*	Average outstanding debt balance was calculated beginning on September 11, 2017, the date on which the Company entered into the Truist Revolving Credit Facility.

7.	DERIVATIVES

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

For the year ended December 31, 2019 and for the period from August 8, 2018 to December 31, 2018, the Company’s average USD notional exposure to foreign currency forward contracts was $4,012 and $4,405, respectively. The Company did not hold any derivative instruments prior to August 8, 2018.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements.

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
December 31, 2019
Bank of America, N.A.	$46	$–	$46	$–	$46

December 31, 2018

Bank of America, N.A.	$122	$–	$122	$–	$122

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net realized gain (loss) on foreign currency forward contracts	$147	$1	$–
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(76)	122	–

Total net realized and unrealized gains (losses) on foreign currency forward contracts	$71	$123	$–

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	December 31, 2019			December 31, 2018
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,034,992	$62,152	94%	$1,035,043	$207,078	80%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement to fund investments. As of December 31, 2019, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. As of the dates indicated, the Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
1st Lien/Senior Secured Debt
Gastro Health Holdco, LLC	4/13/2020	$1,072	$–	$(16)	$–
GlobalTranz Enterprises, Inc.	5/15/2020	2,968	–	(267)	–
Hygiena Borrower LLC	6/29/2020	814	808	(16)	(16)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	9,120	–	(182)	–
Diligent Corporation	12/19/2020	6,083	13,670	(61)	(171)
Brillio, LLC	2/6/2021	2,200	–	(22)	–
FWR Holding Corporation (dba First Watch Restaurants)	2/28/2021	3,040	–	(30)	–
CorePower Yoga LLC	5/14/2021	2,692	–	(40)	–
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	2,067	–	(21)	–
Associations, Inc.	7/30/2021	1,299	2,696	(13)	(27)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	6,768	–	(118)	–
WebPT, Inc.	8/28/2021	1,867	–	(37)	–
Gastro Health Holdco, LLC	9/13/2021	7,200	–	(108)	–
Elemica Parent, Inc.	9/18/2021	830	–	(21)	–
Bullhorn, Inc.	10/1/2021	1,065	–	(16)	–
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	4,330	–	(43)	–
Eptam Plastics, Ltd.	12/6/2021	2,708	–	(20)	–
Netvoyage Corporation (dba NetDocuments)	3/24/2022	610	610	(8)	(8)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	111	122	(1)	(1)
Diligent Corporation	4/14/2022	216	1,080	(2)	(14)
DDS USA Holding, Inc.	6/30/2022	1,380	1,533	(7)	(12)
Xactly Corporation	7/29/2022	2,177	2,177	(27)	(33)
Hygiena Borrower LLC	8/26/2022	550	550	(11)	(11)
Lithium Technologies, Inc.	10/3/2022	3,448	3,448	(52)	(69)
Businessolver.com, Inc.	5/15/2023	2,256	2,256	(39)	(45)
Integral Ad Science, Inc.	7/19/2023	2,586	2,586	(39)	(52)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	226	941	(2)	(19)
Gastro Health Holdco, LLC	9/4/2023	2,900	2,900	(44)	(58)
Empirix, Inc.	9/25/2023	1,800	1,800	(180)	(32)
SPay, Inc. (dba Stack Sports)	6/17/2024	543	435	(18)	(11)
Associations, Inc.	7/30/2024	836	836	(8)	(8)
WebPT, Inc.	8/28/2024	1,556	–	(31)	–
Fenergo Finance 3 Limited	9/5/2024	2,468	2,521	(19)	(87)
Fenergo Finance 3 Limited	9/5/2024	1,683	1,683	(13)	(34)
iCIMS, Inc.	9/12/2024	2,662	2,662	(47)	(53)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	3,258	3,620	(57)	(72)
Wrike, Inc.	12/31/2024	2,300	2,300	(46)	(46)
Apptio, Inc.	1/10/2025	3,160	3,097	(55)	–
ConnectWise, LLC	2/28/2025	1,524	–	(19)	–
Mailgun Technologies, Inc.	3/26/2025	1,448	–	(25)	–
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,600	–	(39)	–
PlanSource Holdings, Inc.	4/22/2025	4,681	–	(94)	–
CorePower Yoga LLC	5/14/2025	1,009	–	(15)	–
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	4,722	–	(94)	–
Riverpoint Medical, LLC	6/21/2025	2,450	–	(25)	–
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	2,384	–	(48)	–
WorkForce Software, LLC	7/31/2025	1,123	–	(23)	–
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	2,572	–	(45)	–
Elemica Parent, Inc.	9/18/2025	366	–	(9)	–
Bullhorn, Inc.	10/1/2025	799	–	(12)	–
CST Buyer Company (dba Intoxalock)	10/3/2025	1,294	–	–	–
Acquia, Inc.	10/31/2025	1,946	–	(39)	–
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,300	–	(26)	–
Eptam Plastics, Ltd.	12/6/2025	1,015	–	(15)	–
Picture Head Midco LLC	3/31/2019	–	3,620	–	(72)
VRC Companies, LLC (dba Vital Records Control)	9/27/2019	–	1,238	–	(12)
Businessolver.com, Inc.	5/15/2020	–	3,350	–	(68)
SPay, Inc. (dba Stack Sports)	6/15/2020	–	8,069	–	(204)
Diligent Corporation	8/3/2020	–	354	–	(4)

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Gastro Health Holdco, LLC	9/4/2020	$—	$7,146	$—	$(144)
Continuum Managed Services LLC	6/8/2022	—	2,000	—	(40)
Datto, Inc.	12/7/2022	—	3,529	—	(26)
Picture Head Midco LLC	8/31/2023	—	2,509	—	(51)
Apptio, Inc.	1/10/2025	—	37,161	—	—

Total 1st Lien/Senior Secured Debt		$124,082	$123,307	$(2,265)	$(1,500)

1st Lien/Last-Out Unitranche
Doxim, Inc.	2/28/2020	$—	$7,880	$—	$(236)

Total 1st Lien/Last-Out Unitranche		$—	$7,880	$—	$(236)

2nd Lien/Senior Secured Debt
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	$816	$816	$(8)	$(10)
Hygiena Borrower LLC	6/29/2020	831	823	(15)	(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	2,500	2,469	(63)	(69)
RSC Acquisition, Inc.	3/5/2020	—	6,100	—	(61)
Chase Industries, Inc. (dba Senneca Holdings)	5/11/2020	—	6,100	—	(198)

Total 2nd Lien/Senior Secured Debt		$4,147	$16,308	$(86)	$(353)

Total		$128,229	$147,495	$(2,351)	$(2,089)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using the applicable foreign currency exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.

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

9.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the Year Ended December 31, 2019
March 25, 2019	4,286,182	$82,610
June 27, 2019	2,179,196	41,545
December 27, 2019	1,092,225	20,720

Total capital drawdowns	7,557,603	$144,875

For the Year Ended December 31, 2018
March 26, 2018	2,700,602	$51,856
June 25, 2018	2,689,865	51,620
September 27, 2018	8,011,747	154,825
December 27, 2018	5,354,207	103,795

Total capital drawdowns	18,756,421	$362,096

For the period from January 11, 2017 (commencement of operations) to December 31, 2017
January 30, 2017	1,520,857	$30,417
February 27, 2017	30,240	585
March 24, 2017	3,226,393	61,929
April 27, 2017	390,953	7,511
June 26, 2017	5,202,980	100,051
July 27, 2017	4,221,946	80,469
September 25, 2017	4,849,366	93,132
October 27, 2017	2,120,202	40,240
December 26, 2017	2,685,522	51,535

Total capital drawdowns	24,248,459	$465,869

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2019
February 28, 2019	March 15, 2019	April 30, 2019	$0.43
May 9, 2019	June 14, 2019	July 31, 2019	$0.43
August 8, 2019	September 13, 2019	October 31, 2019	$0.43
November 7, 2019	December 13, 2019	January 23, 2020	$0.43
For the Year Ended December 31, 2018
March 1, 2018	March 15, 2018	April 30, 2018	$0.43
May 3, 2018	June 15, 2018	July 31, 2018	$0.43
August 2, 2018	September 14, 2018	October 31, 2018	$0.43
October 31, 2018	December 14, 2018	January 23, 2019	$0.43
For the period from January 11, 2017 (commencement of operations) to December 31, 2017
May 4, 2017	June 15, 2017	August 15, 2017	$0.43
August 3, 2017	September 15, 2017	October 31, 2017	$0.43
November 1, 2017	December 15, 2017	January 23, 2018	$0.43

10.	EARNINGS PER SHARE

The following information sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net increase in net assets resulting from operations	$61,132	$50,879	$10,029
Weighted average shares outstanding	47,453,793	29,908,301	10,739,306
Basic and diluted earnings per share	$1.29	$1.70	$0.93

Diluted earnings per share equal basic earnings per share because there were no common share equivalents outstanding during the period presented.

11.	TAX INFORMATION

The tax character of distributions for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Distributions paid from:
Ordinary Income	$81,372	$50,423	$17,770
Net Long-Term Capital Gains	$–	$526	$–

Total Taxable Distributions	$81,372	$50,949	$17,770

As of December 31, 2019 and December 31, 2018, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	December 31, 2019	December 31, 2018
Undistributed Ordinary Income – net	$–	$–
Undistributed Long-Term Capital Gains	$–	$–

Total Undistributed Earnings	$–	$–

Perpetual Long-Term Capital Loss Carryforward	$(6,708)	$–
Timing Differences (Dividend Payable, Organizational Costs and Late Year Ordinary Loss Deferral)	$(3,810)	$(2,070)
Unrealized Earnings (Losses) – net	$(17,220)	$(5,302)

Total Accumulated Earnings (Losses) – net	$(27,738)	$(7,372)

As of December 31, 2019 and December 31, 2018, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	December 31, 2019	December 31, 2018
Tax cost	$1,701,388	$1,113,201
Gross unrealized appreciation	$10,148	$3,239
Gross unrealized depreciation	$(27,368)	$(8,541)

Net unrealized appreciation/(depreciation)	$(17,220)	$(5,302)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to net mark to market gains/(losses) on foreign currency contracts and differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses, and differences in the tax treatment of underlying fund investments. For the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017, the Company reclassified $126, $946 and $(1,385), respectively, from distributable earnings to paid-in capital in excess of par.

The following reconciles net increase in net assets resulting from operations to taxable income for the years ended December 31, 2019 and 2018, and for the period from January 11, 2017 (commencement of operations) to December 31, 2017:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Net increase in net assets resulting from operations	$61,132	$50,879	$10,029
Adjustments:
Net unrealized loss (gain) on investments and foreign currency forward contracts and translations	13,063	5,678	(522)
Income not currently taxable	(18)	(1,366)	–
Income for tax but not book	(25)	151	–
Expenses not currently deductible	(138)	314	1,894
Realized gain (loss) differences	(782)	25	–
Taxable income net of capital loss carryforward	$73,232	$55,681	$11,401
Capital loss carryforward	6,708	–	–

Taxable income (1)	$79,940	$55,681	$11,401

(1)	Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

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

12.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the period from January 11, 2017 (commencement of operations) to December 31, 2017
Per Share Data:(1)
NAV, beginning of period	$19.07	$18.89	$20.00
Net investment income	1.75	1.87	0.89
Net realized and unrealized gains (losses)(2)	(0.40)	0.06	(0.71)
Income tax provision, realized and unrealized gains	(0.01)	(0.03)	—

Net increase (decrease) in net assets resulting from operations(2)	1.34	1.90	0.18
Distributions declared from net investment income	(1.72)	(1.72)	(1.29)

Total increase (decrease) in net assets	(0.38)	0.18	(1.11)

NAV, end of period	$18.69	$19.07	$18.89

Shares outstanding, end of period	50,562,483	43,004,880	24,248,459
Weighted average shares outstanding	47,453,793	29,908,301	10,739,306
Total return based on NAV(3)	7.03%	10.06%	0.90%
Ratio/Supplemental Data:
Net assets, end of period	$944,789	$820,154	$458,128
Ratio of net expenses to average net assets	7.05%	4.98%	5.18%	(4)
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets	2.33%	2.47%	4.15%	(4)
Ratio of interest and other debt expenses to average net assets	2.70%	1.91%	1.09%	(4)
Ratio of incentive fees to average net assets	2.02%	0.60%	0.04%	(4)
Ratio of total expenses to average net assets	7.05%	4.98%	5.28%	(4)
Ratio of net investment income to average net assets	9.29%	9.83%	4.84%	(4)
Average debt outstanding	$512,687	$213,762	$21,228	(5)
Average debt per share(6)	$10.80	$7.15	$1.98
Portfolio turnover	18%	11%	7%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(4)	Annualized, except for, as applicable, unvested Incentive Fees and certain operating expenses.
(5)	Average outstanding debt balance was calculated beginning on March 15, 2017, the date on which the Company entered into the HSBC Revolving Credit Facility.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.

13.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following are the quarterly results of operations for each quarter during the years indicated. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$41,067	$38,389	$35,780	$30,507
Expenses:
Total expenses	17,612	15,291	15,286	14,709

Net investment income	23,455	23,098	20,494	15,798

Net realized and unrealized gains (losses)	(3,892)	(4,427)	(4,658)	(8,042)
(Provision) benefit for taxes on realized and unrealized gains	(180)	(171)	(240)	(103)

Net increase in net assets resulting from operations after tax	$19,383	$18,500	$15,596	$7,653

Net investment income per share (basic and diluted)	$0.47	$0.47	$0.43	$0.36

Earnings per share (basic and diluted)	$0.39	$0.37	$0.33	$0.18

Weighted average shares outstanding	49,529,617	49,470,258	47,386,851	43,338,250

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$29,057	$22,646	$17,301	$15,230
Expenses:
Total expenses	12,308	7,053	4,694	4,260

Net investment income	16,749	15,593	12,607	10,970

Net realized and unrealized gains (losses)	(4,050)	(656)	(1,199)	1,624
(Provision) benefit for taxes on realized and unrealized gains	(182)	(205)	1	(373)

Net increase in net assets resulting from operations after tax	$12,517	$14,732	$11,409	$12,221

Net investment income per share (basic and diluted)	$0.44	$0.52	$0.46	$0.45

Earnings per share (basic and diluted)	$0.33	$0.49	$0.42	$0.50

Weighted average shares outstanding	37,941,663	29,987,263	27,126,415	24,428,499

The sum of quarterly per share amounts may not equal per share amounts reported for the years indicated. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

14.	PENDING MERGER WITH GS BDC

On December 9, 2019, the Company entered into the Merger Agreement with GS BDC, Merger Sub, and the Investment Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and, immediately thereafter, the Company will merge with and into GS BDC, with GS BDC continuing as the surviving company. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

Pursuant to the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.9939 shares of GS BDC’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger (other than certain excluded shares as described in the Merger Agreement). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time, (i) either the Company or GS BDC declares or pays an extraordinary dividend, or (ii) the respective outstanding shares of GS BDC’s common stock or the Company’s common stock will have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities will be declared with a record date within such period, other than shares issued pursuant to GS BDC’s distribution reinvestment plan, as permitted by the Merger Agreement. No fractional shares of GS BDC’s common stock will be issued, and holders of the Company’s common stock will receive cash in lieu of fractional shares.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of MMLC’s and GS BDC’s businesses during the period prior to the closing of the Merger. MMLC and GS BDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of MMLC’s and GS BDC’s stockholders, respectively, and the boards of directors of MMLC and GS BDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The directors of GS BDC immediately prior to the First Merger will remain the directors of GS BDC and will hold office until their respective successors are duly elected and qualify, or their earlier death, resignation or removal. Notwithstanding the foregoing, upon the consummation of the Merger, (i) the GS BDC board of directors (the “GS BDC Board”) will expand the size of the GS BDC Board to eight (8) directors and will appoint our independent directors (the “MMLC Independent Directors”) as of December 9, 2019 who are also members of our Board of Directors as of the date of the Closing (the “Closing Date”) to the GS BDC Board (the “MMLC Designated Directors”), and (ii) the MMLC Designated Directors will be apportioned among Class I (to serve until the 2021 annual meeting of stockholders) and Class II (to serve until the 2022 annual meeting of stockholders) of the GS BDC Board. In addition, the GS BDC Board will appoint the chairman of the Audit

Committee of MMLC (the “MMLC Audit Committee”) as of the Closing Date to serve as the chairman of the Audit Committee of GS BDC (the “GS BDC Audit Committee”), effective as of the Closing Date. The officers of GS BDC immediately prior to the Merger will remain the officers of GS BDC and will hold office until their respective successors are duly appointed and qualify, or their earlier death, resignation or removal.

In connection with the transaction, GS BDC will adopt an amended and restated certificate of incorporation (the “Amended and Restated GS BDC Charter”) to be effective upon the closing of the Second Merger (the “Closing”) that will generally restrict all stockholders who received shares of GS BDC Common Stock in the First Merger (the “Affected Stockholders”) from transferring their respective shares for at least 90 days following the date of filing of the Amended and Restated GS BDC Charter (the “Filing Date”), subject to a modified lock-up schedule thereafter. If approved, the Amended and Restated GS BDC Charter would provide that following the Closing, without the prior consent of the GS BDC Board, our stockholders who acquire shares of GS BDC Common Stock in the Merger (each, an “Affected Stockholder”) would not be able to transfer or sell:

•	any shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 90 days following the Filing Date, which is expected to be filed on the Closing date;

•	two-thirds of the shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 180 days following the Filing Date; and

•	one-third of the shares of GS BDC Common Stock acquired by such Affected Stockholder in the Merger for 270 days following the Filing Date.

The Merger Agreement provides that neither MMLC nor GS BDC may solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, each of the MMLC Board and the GS BDC Board may, subject to certain conditions, change its recommendation to the applicable stockholders or, on payment of a termination fee of approximately $20.5 million for GS BDC and $27.8 million for MMLC, terminate the Merger Agreement and enter into an agreement with respect to, in the case of MMLC, a “MMLC Superior Proposal” or, in the case of GS BDC, a “GS BDC Superior Proposal” (each as defined in the Merger Agreement) if it determines in its reasonable good faith judgment, after consultation with its outside legal counsel and on the recommendation of the applicable Special Committee, that the failure to take such action would be reasonably likely to breach its fiduciary duty under applicable law (taking into account any changes to the Merger Agreement proposed by GS BDC or MMLC, as applicable).

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2020, is subject to certain closing conditions, including (a) GS BDC stockholder approval of each of (i) the Merger Agreement, (ii) the Amended and Restated GS BDC Charter, (iii) the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement, and (iv) the amendment and restatement of the investment management agreement between GS BDC and GSAM, and (b) MMLC stockholder approval of each of (i) the Merger Agreement and (ii) the Amended and Restated GS BDC Charter, and (c) certain other closing conditions.

15.	SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On February 7, 2020, the Company delivered a capital drawdown notice to its investors relating to the sale of 3,282,464 shares of common stock for an aggregate offering price of $61,806. The shares were issued on February 24, 2020. The Company has no remaining undrawn capital commitments.

On February 25, 2020, the Company entered into a third amendment to the Truist Revolving Credit Facility to, among other things, extend the commitment termination date and final maturity date to March 11, 2021 and March 11, 2022, respectively.

On February 27, 2020, the Board of Directors declared a distribution of $0.43 per share payable on April 30, 2020 to stockholders of record as of March 16, 2020.

Goldman Sachs Middle Market Lending Corp. — Tax Information (unaudited)

During the year ended December 31, 2019, the Company designated 97.34% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.    OTHER INFORMATION

On February 24, 2020, Carmine Rossetti notified us of his intention to resign as our Principal Accounting Officer to pursue a new professional opportunity, following a transition period not to extend beyond March 17, 2020. Mr. Rossetti’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Rossetti will continue to serve in his current role during the transition period.

On February 25, 2020, we entered into a third amendment to the Truist Revolving Credit Facility to, among other things, extend the commitment termination date and final maturity date to March 11, 2021 and March 11, 2022, respectively. See Exhibit 10.5.14 to this annual report on Form 10-K.

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

The Board of Directors had seven formal meetings in 2019. Each director that was a member of the Board of Directors during the fiscal year ended December 31, 2019 attended 100% of the aggregate number of meetings of the Board of Directors and of the respective committees on which he or she served. To promote effectiveness of the Board of Directors, directors are strongly encouraged to attend regularly scheduled Board of Director meetings in person.

Board of Directors and Executive Officers

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships

Independent Directors

Carlos E. Evans (68)	Director since June 2016	Mr. Evans is retired. He is Director, Sykes Enterprises, Inc. (2016-Present); Chairman, Highwoods Properties, Inc. (2018-Present); Director, Highwoods Properties, Inc. (2015-2018); Director, National Coatings and Supplies Inc. (2015-Present); Director, Warren Oil Company, LLC (2016-Present); Director, American Welding & Gas Inc. (2015-Present); and Director, Johnson Management (2015-Present). He was formerly Executive Vice President and Group Head of Wells Fargo Eastern Commercial Banking and National Head of Government and Institutional Banking (2009-2014).	Sykes Enterprises, Inc. (an international provider of outsourced customer contact management services); Highwoods Properties, Inc. (a real estate investment trust); National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; and Johnson Management

Director—the Company

Richard A. Mark (66)	Director since June 2016

Mr. Mark is retired. He is Director, Mylan N.V. (2019–Present); and Director, Almost Home Kids (2016–Present). He was formerly Partner, Deloitte & Touche LLP (2002–2015) and Chairman and member of the Audit Committee, Katy Industries, Inc. (2015-2016).

Director—the Company

Mylan N.V. (a global generics and specialty pharmaceuticals company); Almost Home Kids (an organization which provides care to children with complicated health needs)

Timothy J. Leach (64)	Director since July 2016

Mr. Leach is retired. He is Chairman and interim Chief Executive Officer, Habitat for Humanity of Sonoma County (2019-Present); Director, Habitat for Humanity of Sonoma County (2017–2019). He was formerly Chief Investment Officer, US Bank Wealth Management (2008–2016) and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014–2019).

Director (Chairman)—the Company

Habitat for Humanity of Sonoma County

Interested Director*

Katherine (“Kaysie”) Uniacke (59)	Director since June 2016

Chair of the Board–Goldman Sachs Asset Management International (2013–Present); Director–Goldman Sachs Funds, plc (2013–Present); Advisory Director–Goldman Sachs (2013–Present); Global Chief Operating Officer–GSAM (2007–2012); Partner, Goldman Sachs (2002–2012); and Managing Director—Goldman Sachs (1997–2002).

Director—the Company, Goldman Sachs BDC, Inc., a BDC (“GS BDC”), Goldman Sachs Private Middle Market Credit LLC, a BDC (“PMMC”), and Goldman Sachs Private Middle Market Credit II LLC, a BDC (“PMMC II”)

None

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Brendan McGovern	48	Chief Executive Officer and President	2016
Jon Yoder	46	Chief Operating Officer	2016
Jonathan Lamm	45	Chief Financial Officer and Treasurer	2016
Julien Yoo	48	Chief Compliance Officer	2019
David Yu	38	Executive Vice President and Head of Research	2016
Jordan Walter	39	Executive Vice President	2018
Michael Mastropaolo	41	Executive Vice President	2019
Carmine Rossetti	41	Principal Accounting Officer	2017

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Carlos E. Evans. Mr. Evans has served on the Board of Directors since June 2016. Mr. Evans is retired. Mr. Evans is currently a member of the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services, and is chairman of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as chair of the Compensation/Governance Committee and as a member of the Executive Committee. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans also serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. Based on the foregoing, Mr. Evans is experienced with financial and investment matters.

Richard A. Mark. Mr. Mark has served on the Board of Directors since June 2016. Mr. Mark has been designated as the Board’s “audit committee financial expert” given his extensive accounting and finance experience. Mr. Mark is retired. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since June 2019, Mr. Mark has served on the Board of Directors of Mylan N.V., a global generics and specialty pharmaceuticals company. Mr. Mark also served from July 2015 until August 2016 as chairman of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Mr. Mark is a Director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters.

Timothy J. Leach. Mr. Leach has served on the Board of Directors since July 2016 and on March 2, 2017 was appointed as Lead Independent Director. Mr. Leach was appointed as Chairperson of the Board on December 11, 2017. Mr. Leach is retired. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Mr. Leach currently serves as chairman of the board of directors and as interim chief executive officer of Habitat for Humanity of Sonoma County. Based on the foregoing, Mr. Leach is experienced with financial and investment matters.

Interested Director:

Kaysie Uniacke. Ms. Uniacke has served on the Board of Directors since June 2016. Ms. Uniacke served as Chairperson of the Board from June 2016 until December 11, 2017. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of the Goldman Sachs Luxembourg and Dublin family of funds, several GSAM-managed pooled vehicles organized in the Cayman Islands, GS BDC, GS PMMC and GS PMMC II and is an advisory director to Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012 where she was named managing director in 1997 and partner in 2002. Ms. Uniacke serves on the board of Person-to-Person, a non-profit organization that supports the working poor in lower Fairfield County, CT. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters.

Executive Officers who are not Directors:

Brendan McGovern. Mr. McGovern has served as chief executive officer and president of the Company since June 2016. Mr. McGovern heads GSAM’s Private Credit Group, is chief executive officer and president of GS BDC, GS PMMC and GS PMMC II and also serves as co-head and senior portfolio manager of the GSAM Credit Alternatives portfolio management team. He is also the Chair and a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. McGovern joined the firm in 2006. Prior to joining the firm, Mr. McGovern served as a managing director in the Global Investment Group at Amaranth Advisors, where he co-headed the fund’s private placement efforts for both debt and equity linked products in the United States. He is also on the board of directors for the Oxalosis and Hyperoxaluria Foundation.

Jon Yoder. Mr. Yoder has served as chief operating officer of the Company since June 2016. Mr. Yoder is the chief operating officer of GS BDC, GS PMMC and GS PMMC II and a member of GSAM’s Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yoder joined the firm in 2005. Prior to joining the firm, he was a member of the mergers and acquisitions and private equity groups at Paul, Weiss, Rifkind, Wharton & Garrison, LLP.

Jonathan Lamm. Mr. Lamm has served as chief financial officer and treasurer of the Company since June 2016. Mr. Lamm is also the chief financial officer and treasurer of GS BDC, GS PMMC and GS PMMC II and chief operating officer of the GSAM Credit Alternatives portfolio management team, responsible for the operations of the business, including business financials, infrastructure support, and IT project management, as well as the continuous improvement of the control environment. Mr. Lamm is secretary and a non-voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. He joined the firm in 2002. Prior to joining the firm, Mr. Lamm worked in the securities audit practice at Deloitte & Touche, LLP.

Julien Yoo. Ms. Yoo is the chief compliance officer of the Company and has served in such capacity since June 2019. Ms. Yoo is the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Committee Compliance team within GSAM Compliance, and Chief Compliance Officer of GS BDC, GS PMMC and GS PMMC II. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management for 5 years. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

David Yu. Mr. Yu has served as an executive vice president and Head of Research of the Company since June 2016. Mr. Yu is executive vice president of GS BDC, GS PMMC and GS PMMC II and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings and serves as its Head of Research. Mr. Yu is a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Yu joined the firm in 2006. Prior to joining the firm, Mr. Yu was an associate in the Global Investments Group at Amaranth Advisors, where he similarly worked with public and private issuers to structure and execute debt and equity financings. Prior to joining Amaranth, he worked in the Leveraged Finance and Sponsor Coverage Group at CIBC World Markets.

Jordan Walter. Mr. Walter has served as an executive vice president of the Company since March 2018. Mr. Walter is executive vice president of GS BDC, GS PMMC and GS PMMC II and a member of the GSAM Private Credit Group with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Walter joined the firm in 2014. Prior to joining the firm, Mr. Walter was a vice president at MCG Capital where he originated and managed middle market debt and equity investments. Prior to joining MCG Capital, Mr. Walter was in the Financial Management Program at General Electric.

Michael Mastropaolo. Mr. Mastropaolo has served as an executive vice president of the Company since January 2019. Mr. Mastropaolo is also an executive vice president of GS BDC, PMMC and PMMC II and a member of the GSAM Credit Alternatives Team with a focus on sourcing, structuring and executing privately negotiated debt financings. He is also a voting member of the Private Credit Group’s Investment Committee, which is responsible for evaluating and approving all of the Company’s investments. Mr. Mastropaolo joined the firm in 2016. Prior to joining the firm, Mr. Mastropaolo was a Director at Golub Capital where he originated and managed middle market debt and equity investments. Mr. Mastropaolo began his career investing in middle market credit at General Electric in the Investment Analyst training program at GE Capital.

Carmine Rossetti. Mr. Rossetti has served as principal accounting officer of the Company since May 2017. Mr. Rossetti is also the principal accounting officer of GS BDC, GS PMMC and GS PMMC II and head of the GSAM Hedge Fund and BDC Controllers teams. Mr. Rossetti is responsible for fund accounting and financial reporting oversight as well as the continuous improvement of the control environment. Mr. Rossetti joined Goldman Sachs & Co. LLC in 2004. Prior to joining Goldman Sachs & Co. LLC, he worked in the audit practice at Ernst & Young LLP.

Committees of the Board of Directors

Our Board of Directors’ standing committees and their primary functions are described below.

Audit Committee

The members of the Audit Committee are Carlos E. Evans, Timothy J. Leach, and Richard A. Mark, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom is an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. Richard A. Mark serves as Chairperson of the Audit Committee. The Board of Directors and the Audit Committee have determined that Richard A. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of the Company’s auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by the Company’s independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2019.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Carlos E. Evans, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as the Chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for election by the Company’s stockholders, when necessary, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and the Company’s management. The Governance and Nominating Committee will consider nominees recommended by the Company’s stockholders that are properly submitted in accordance with the Company’s bylaws.

The Governance and Nominating Committee held three formal meetings in 2019.

Compliance Committee

The members of the Compliance Committee are Carlos E. Evans, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as Chairperson of the Compliance Committee. The Compliance Committee is responsible for overseeing the Company’s compliance processes, and, insofar as they relate to services provided to us, the compliance processes of the Company’s Investment Adviser, principal underwriters (if any), administrator and transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board with respect to compliance matters.

The Compliance Committee held four formal meetings in 2019.

Contract Review Committee

The members of the Contract Review Committee are Carlos E. Evans, Timothy J. Leach, Richard A. Mark and Kaysie Uniacke. Timothy J. Leach serves as Chairperson of the Contract Review Committee. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Company’s investment management, placement agent (if any), underwriting (if any), transfer agent and certain other agreements with the Company’s Investment Adviser and its affiliates. The Contract Review Committee provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of the Company’s other service providers, including the Company’s custodian/accounting agent, sub-transfer agents, placement agent, professional (legal and accounting) firms and printing firms.

The Contract Review Committee had one formal meeting in 2019.

Code of Ethics

We have adopted a Code of Ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved the Company’s Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Investment Advisers Act of 1940, as amended. These Codes of Ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by the Company. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. Our Code of Ethics is discussed under “Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The Company intends to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K.

Corporate Governance Guidelines and Director Charter

We have adopted Corporate Governance Guidelines and a Director Charter which applies to, among other things, the authority and duties of the directors, the composition of the Board of Directors and the election and role of the Chairperson of the Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the year ended December 31, 2019, each Independent Director was compensated with a $125,000 annual fee for his or her services as a director. In addition, the Chair earned an annual fee of $25,000 and the director designated as “audit committee financial expert” received an additional $15,000 for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation From the Company for the Year Ended December 31, 2019 (4)	Total Compensation From the Goldman Sachs Fund Complex for the Year Ended December 31, 2019
Interested Director
Kaysie Uniacke (1)	–	–

Independent Directors
Carlos E. Evans	$125,000	$125,000
Richard A. Mark (2)	$140,000	$140,000
Timothy J. Leach (3)	$150,000	$150,000

(1)	Kaysie Uniacke is an interested director and, as such, does not receive compensation from the Company or the Goldman Sachs Fund Complex for her service as director or trustee.

(2)	Includes compensation as “audit committee financial expert.”

(3)	Includes compensation as Chairperson of the Board.

(4)	The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

No Compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 27, 2020, certain ownership information with respect to our Shares for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Shares and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Shares.

Name and Address (1)	Type of Ownership	Number of Shares Owned(2)	Percentage
Beneficial owners of 5% or more
Interested Director
Kaysie Uniacke	Record/Beneficial	5,195	*

Independent Directors
Carlos E. Evans	Record/Beneficial	10,390	*
Richard A. Mark	Record/Beneficial	15,585	*
Timothy J. Leach	Record/Beneficial	15,585	*

Executive Officers
Brendan McGovern	Record/Beneficial	5,195	*
Jon Yoder	–	–	–
Jonathan Lamm	Record/Beneficial	2,597	*
Julien Yoo	–	–	–
David Yu	Record/Beneficial	1,299	*
Jordan Walter	–	–	–
Michael Mastropaolo	–	–	–
Carmine Rossetti	–	–	–
All officers and directors as a group (12 persons)	Record/Beneficial	55,846	*

(1)	The business address for each of our officers and directors is c/o Goldman Sachs Middle Market Lending Corp., 200 West Street New York, New York 10282.

(2)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

*	Amount rounds to less than 1%.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

The Company is party to an investment management agreement (the “Investment Management Agreement”), pursuant to which the Company pays GSAM, a wholly owned subsidiary of Group Inc., a quarterly fee for investment management services equal to 0.375% (i.e., an annual rate of 1.50%) of our average NAV (including uninvested cash and cash equivalents), and a two-part incentive fee based on (a) the amount by which our ordinary income exceeds certain “hurdle rates,” and (b) our capital gains. Certain of the Company’s officers are also officers and employees of GSAM.

For the year ended December 31, 2019, the Company paid GSAM a total of $31.16 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $13.04 million in management fees and $18.12 million in incentive fees.

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

Co-Investment Opportunities

The Company has in the past co-invested, and in the future may co-invest, on a concurrent basis with other funds managed by GSAM and its affiliates, but not if such co-investment is impermissible under existing regulatory guidance, applicable regulations or GSAM’s allocation procedures. Certain types of negotiated co-investments may be made only if the Company receives an order from the SEC permitting the Company to do so. On January 4, 2017, the SEC granted exemptive relief that permits the Company to co-invest with GS BDC, GS PMMC, GS PMMC II and certain other funds that may be managed by the GSAM Credit Alternatives Team.

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

For the year ended December 31, 2019, the Company paid Goldman Sachs & Co. LLC a total of $1.04 million in fees pursuant to the Transfer Agent Agreement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were $360,000 and $300,000, respectively.

Fees included in the audit fees category are those associated with the annual audits of financial statements, review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

The aggregate audit-related fees were billed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were $13,500 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and December 31, 2018 were $1,200,000 and $1,133,433, respectively. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to SSAE 18 reports.

Tax Fees

The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice and tax planning for the years ended December 31, 2019 and 2018 were $0 and $58,000, respectively.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and December 31, 2018.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the years ended December 31, 2019 and 2018.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the for the years ended December 31, 2019 and 2018.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the years ended December 31, 2019 and 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements—Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page 79 of this annual report on Form 10-K.

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

2.1

Agreement and Plan of Merger, by and among Goldman Sachs BDC, Inc., Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of December 9, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on December 9, 2019).

3.1	Form of Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

3.2	Form of Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 (File No. 000-55746), filed on January 27, 2017).

4.1*	Description of Securities.

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

10.5.1

Increasing Lender Agreement, dated as of April 6, 2018, by Citibank, N.A., as Increasing Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.5.2

Joinder Agreement, dated as of April 6, 2018, by Industrial and Commercial Bank of China Limited, New York Branch, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

10.5.3

Joinder Agreement, dated as of April 6, 2018, by Signature Bank, as Assuming Lender, in favor of the Company as Borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on April 11, 2018).

EXHIBIT NO.	EXHIBIT

10.5.4

Joinder Agreement, dated as of August 20, 2018, by Bank of Montreal, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.5.5

Joinder Agreement, dated as of August 20, 2018, by ING Capital LLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on August 21, 2018).

10.5.6

First Amendment to Senior Secured Revolving Credit Agreement, dated as of September 17, 2018, among the Company, as borrower, the lenders party thereto, and SunTrust Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.5.7

Joinder Agreement, dated as of September 17, 2018, by Barclays Bank PLC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.5.8

Joinder Agreement, dated as of September 17, 2018, by CIBC Bank USA , as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on September 18, 2018).

10.5.9

Joinder Agreement, dated as of May 24, 2019, by BNP Paribas, as Assuming Lender, in favor of the Company, as borrower, and SunTrust Bank, as administrative agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2019).

10.5.10

Second Amendment to Senior Secured Revolving Credit Agreement, dated as of July 10, 2019, among the Company, as Borrower, the lenders party thereto and SunTrust Bank, as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.5.11

Joinder Agreement, dated as of July 10, 2019, by SMBC, as Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.5.12

Increase Agreement, dated as of July 10, 2019, by SunTrust Bank, Bank of America, N.A. and HSBC Bank USA, N.A., each as an increasing lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on July 11, 2019).

10.5.13

Joinder Agreement, dated as of August 16, 2019, by MUFG Union Bank, N.A., as the Assuming Lender, in favor of the Company, as Borrower, and SunTrust Bank, as Administrative Agent under the Revolving Credit Facility (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55746), filed on August 20, 2019).

10.5.14*

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of February 25, 2020, among the Company, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent.

14.1*	Code of Ethics of the Registrant.

14.2*	Code of Business Conduct and Ethics.

24.1*	Power of attorney (included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2020	GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

/s/ Brendan McGovern
Name: Brendan McGovern
Title: Chief Executive Officer and President

Each person whose signature appears below constitutes and appoints Brendan McGovern, Jonathan Lamm and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2019, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

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