Form 10-Q
period 2020-03-31
Goldman Sachs Middle Market Lending Corp.
filed 2020-05-15
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 15, 2020 was 53,844,947.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;
•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our current and prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;
•	the use of borrowed money to finance a portion of our investments;
•	our ability to make distributions;
•	the adequacy of our cash resources and working capital;
•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the impact of future acquisitions and divestitures;
•	the effect of changes in tax laws and regulations and interpretations thereof;
•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);
•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•	the ability of the Investment Adviser to attract and retain highly talented professionals;
•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;
•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;
•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;
•	the ability to realize the anticipated benefits of the proposed Merger;
•	the effects of disruption on our business and the business of Goldman Sachs BDC, Inc. (“GS BDC”) from the proposed Merger;
•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and
•	any potential termination of the Merger Agreement (as defined below) or action of our stockholders or GS BDC’s stockholders with respect to any proposed transaction.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets

Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,727,351 and $1,656,685)	$1,611,971	$1,633,562
Non-controlled affiliated investments (cost of $45,734 and $45,702)	49,947	49,598
Investments in affiliated money market fund (cost of $91,998 and $–)	91,998	–
Cash	16,207	13,393
Unrealized appreciation on foreign currency forward contracts	156	46
Interest and dividends receivable from non-controlled/affiliated investments and non-controlled/non-affiliated investments	7,600	7,022
Deferred financing costs	2,679	2,617
Receivable for investments sold	9,668	41
Other assets	71	96

Total assets	$1,790,297	$1,706,375

Liabilities

Debt	$839,884	$729,986
Interest and other debt expenses payable	694	713
Management fees payable	3,501	3,520
Incentive fees payable	–	3,419
Distribution payable	23,153	21,272
Directors’ fees payable	106	–
Accrued expenses and other liabilities	3,265	2,676

Total liabilities	$870,603	$761,586

Commitments and Contingencies (Note 8)

Net Assets

Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$–	$–
Common stock, par value $0.001 per share (200,000,000 shares authorized, 53,844,947 and 50,562,483 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	54	51
Paid-in capital in excess of par	1,034,279	972,476
Distributable earnings	(114,639)	(27,738)

TOTAL NET ASSETS	$919,694	$944,789

TOTAL LIABILITIES AND NET ASSETS	$1,790,297	$1,706,375

Net asset value per share	$17.08	$18.69

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$38,566	$29,375
Other income	331	422

Total investment income from non-controlled/non-affiliated investments	38,897	29,797
From non-controlled affiliated investments:
Interest income	803	667
Dividend income	7	36
Other income	7	7

Total investment income from non-controlled affiliated investments	817	710

Total investment income	$39,714	$30,507

Expenses:
Interest and other debt expenses	$7,446	$4,411
Management fees	3,501	3,226
Incentive fees	–	5,968
Professional fees	937	283
Administration, custodian and transfer agent fees	579	518
Directors’ fees	106	105
Other expenses	317	205

Total expenses	$12,886	$14,716

NET INVESTMENT INCOME BEFORE TAXES	$26,828	$15,791

Income tax expense (benefit), including excise tax	$–	$(7)

NET INVESTMENT INCOME AFTER TAXES	$26,828	$15,798

Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$226	$(2)
Foreign currency forward contracts	38	12
Foreign currency transactions	4	3
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(92,257)	(9,720)
Non-controlled affiliated investments	317	414
Foreign currency forward contracts	110	108
Foreign currency translations	879	1,143

Net realized and unrealized gains (losses)	$(90,683)	$(8,042)

(Provision) benefit for taxes on realized gain/loss on investments	$–	$–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	107	(103)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(63,748)	$7,653

Weighted average shares outstanding	51,897,111	43,338,250
Net investment income per share (basic and diluted)	$0.52	$0.36
Earnings (loss) per share (basic and diluted)	$(1.23)	$0.18

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net assets at beginning of period	$944,789	$820,154
Increase (decrease) in net assets resulting from operations:
Net investment income	$26,828	$15,798
Net realized gain (loss)	268	13
Net change in unrealized appreciation (depreciation)	(90,951)	(8,055)
(Provision) benefit for taxes on realized gain/loss on investments	–	–
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	107	(103)

Net increase (decrease) in net assets resulting from operations	$(63,748)	$7,653

Distributions to stockholders from:
Distributable earnings	$(23,153)	$(18,492)

Total distributions to stockholders	$(23,153)	$(18,492)

Capital transactions:
Issuance of common shares	$61,806	$82,610

Net increase (decrease) in net assets resulting from capital transactions	$61,806	$82,610

TOTAL INCREASE (DECREASE) IN NET ASSETS	$(25,095)	$71,771

Net assets at end of period	$919,694	$891,925

Distributions declared per share	$0.43	$0.43

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(63,748)	$7,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(134,577)	(167,977)
Payment-in-kind interest capitalized	(284)	(289)
Investments in affiliated money market fund, net	(91,998)	–
Proceeds from sales of investments and principal repayments	66,416	21,590
Net realized (gain) loss	(222)	2
Net change in unrealized (appreciation) depreciation on investments	91,940	9,306
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(87)	(99)
Amortization of premium and accretion of discount, net	(2,031)	(1,040)
Amortization of deferred financing costs	368	294
Changes in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(578)	(702)
(Increase) decrease in receivable for investments sold	(9,627)	48
(Increase) decrease in other assets	25	81
Increase (decrease) in interest and other debt expenses payable	(23)	(103)
Increase (decrease) in management fees payable	(19)	327
Increase (decrease) in incentive fees payable	(3,419)	2,456
Increase (decrease) in directors’ fees payable	106	105
Increase (decrease) in accrued expenses and other liabilities	589	286

Net cash provided by (used for) operating activities	$(147,169)	$(128,062)

Cash flows from financing activities:
Proceeds from issuance of common stock	$61,806	$82,610
Financing cost paid	(426)	–
Distributions paid	(21,272)	(16,190)
Borrowings on debt	237,098	169,499
Repayments of debt	(127,200)	(111,500)

Net cash provided by (used for) financing activities	$150,006	$124,419

Net increase (decrease) in cash	$2,837	$(3,643)
Effect of foreign exchange rate changes on cash and cash equivalents	(23)	(9)
Cash, beginning of period	13,393	15,010

Cash, end of period	$16,207	$11,358

Supplemental and non-cash activities
Interest expense paid	$6,934	$3,963
Accrued but unpaid distributions	$23,153	$18,492
Accrued but unpaid deferred financing costs	$4	$–
Accrued but unpaid excise tax expense	$–	$8

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value

1st Lien/Senior Secured Debt – 138.73% #
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$2,243	$2,223	$2,159
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.00%	L + 7.00%; 1.00% Floor	06/13/2023	14,480	14,179	14,625
Acquia, Inc.(1) (2)	Software	8.58%	L + 7.00%; 1.00% Floor	10/31/2025	18,197	17,853	17,287
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,946	(36)	(97)
Apptio, Inc.(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,667	45,174
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(51)	(87)
Associations, Inc.(1) (2)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	19,448	19,267	18,038
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.91%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,268	3,017	2,746
Associations, Inc.(1) (2)	Real Estate Management & Development	8.00%	L + 6.00%; 1.00% Floor	07/30/2024	836	828	775
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.20%	L + 5.75%; 1.00% Floor	08/19/2025	9,074	8,991	8,643
Brillio, LLC(1) (2)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	6,551	6,495	6,190
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	2,200	1,100	979
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	16,069	15,844	15,346
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	799	788	763
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	266	262	254
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	1,065	185	152
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.19%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,668	28,572
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.15%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	4,445	4,286
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,760	(48)	(188)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	6,975	6,913	6,644
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	2,067	(18)	(98)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	7.45%	L + 5.75%; 1.00% Floor	11/14/2025	10,274	10,079	9,915
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	7.38%	L + 5.75%; 1.00% Floor	11/14/2025	4,324	2,269	2,181
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,300	(24)	(45)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.12%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,553	12,287
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.12%	L + 6.50%; 1.00% Floor	03/28/2025	9,673	9,539	9,359
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	19,907	19,530	18,463
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,524	(29)	(110)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	31,000	30,439	26,350
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development	9.24%	L + 7.50%; 1.50% Floor	08/30/2024	9,120	4,615	3,374
CorePower Yoga LLC(2)	Diversified Consumer Services	5.47%	L + 4.50%	05/14/2025	14,808	14,613	13,327
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	236	(3)	(24)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(13)	(101)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	18,170	17,952	15,444
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	6.82%	L + 5.75%; 1.00% Floor	10/03/2025	1,294	761	582
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	5,391	5,374	5,202
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.13%	L + 4.75%; 1.00% Floor	06/30/2022	5,097	5,081	4,919
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.00%	P + 3.75%; 1.00% Floor	06/30/2022	1,533	1,528	1,479
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€22,765	26,146	24,856
Diligent Corporation(1) (2)	Professional Services	6.93%	L + 5.50%; 1.00% Floor	04/14/2022	5,447	5,404	5,392
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	2,098	2,081	2,077
Diligent Corporation(1) (2) (3)	Professional Services	6.92%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,558	1,566
Diligent Corporation(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	725	718	717
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	351	348	347
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,083	(47)	(61)
DocuTAP, Inc.(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	34,978	34,210	33,492
E2open, LLC(1) (2)	Software	7.36%	L + 5.75%; 1.00% Floor	11/26/2024	24,179	23,965	23,090

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Elemica Parent, Inc.(1) (2)	Chemicals	6.39%	L + 5.50%	09/18/2025	$4,247	$4,148	$3,928
Elemica Parent, Inc.(1) (2) (3)	Chemicals	6.68%	L + 5.50%	09/18/2025	550	390	362
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	830	(9)	(62)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.71%	L + 6.25%; 1.00% Floor	09/25/2024	31,415	30,980	27,645
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.63%	L + 6.25%; 1.00% Floor	09/25/2023	1,800	1,778	1,584
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	6,363	6,272	6,092
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	1,354	1,335	1,296
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,708	(19)	(115)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	7.70%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	29,001	26,578
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(22)	(80)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(34)	(115)
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	4,033	4,001	3,801
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	3,032	3,009	2,858
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	3,017	2,993	2,843
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	11,379	11,202	10,724
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	2,273	2,239	2,143
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	1,437	1,416	1,355
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	6.77%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	994	930
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.86%	L + 5.50%; 1.00% Floor	09/04/2024	13,865	13,648	13,172
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2024	7,159	7,044	6,801
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.71%	L + 5.50%; 1.00% Floor	09/04/2024	6,918	6,823	6,572
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	6.95%	L + 5.50%; 1.00% Floor	09/04/2023	2,900	2,860	2,755
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.93%	L + 5.00%	05/15/2026	11,415	11,209	8,076
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	8.24%	L + 6.50%; 1.00% Floor	02/05/2026	29,153	28,581	28,497
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	02/05/2026	3,887	(76)	(87)
Granicus, Inc.(2)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	14,527	14,419	13,655
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.20%	L + 6.75%; 1.00% Floor	07/09/2025	34,501	34,036	31,051
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	2,805	1,576	1,332
Hygiena Borrower LLC	Life Sciences Tools & Services	5.45%	L + 4.00%; 1.00% Floor	08/26/2022	5,300	5,252	5,035
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(5)	(27)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(4)	(41)
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,924	40,571
iCIMS, Inc.(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,707	7,472
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(40)	(126)
Instructure Holdings(2)	Diversified Consumer Services	8.21%	L + 7.00%; 1.00% Floor	03/24/2026	38,785	38,302	38,301
Instructure Holdings(2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	3,000	(37)	(37)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	36,669	36,113	35,294

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	$2,586	$(34)	$(97)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.96%	L + 5.50%; 1.00% Floor	04/02/2025	32,296	31,600	31,004
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,600	(54)	(104)
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,346	47,420
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(44)	(181)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	7.08%	L + 6.00%; 1.00% Floor	03/26/2025	23,112	22,708	21,956
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	03/26/2025	1,448	—	(72)
Midwest Transport, Inc.(1) (2)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	16,743	16,618	16,408
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.28%	L + 5.50%; 1.00% Floor	11/15/2024	29,657	29,160	28,619
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.59%	L + 5.50%; 1.00% Floor	11/15/2024	4,525	3,730	3,643
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	12,489	12,369	10,865
MRI Software LLC(3)	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	990	485	366
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	2,171	(13)	(282)
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	7,917	7,816	7,541
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	5,970	5,860	5,686
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	884	867	842
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	610	(5)	(29)
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	27,467	27,041	24,857
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,347	32,073
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(79)	(257)
Power Stop, LLC(2)	Auto Components	5.95%	L + 4.50%	10/19/2025	10,764	10,741	9,687
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	01/02/2025	17,214	16,969	16,267
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.95%	L + 5.50%; 1.00% Floor	10/15/2025	17,277	17,195	14,167
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	13,372	13,312	12,369
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	2,450	1,214	1,041
Selectquote, Inc.(2)	Insurance	7.03%	L + 6.00%; 1.00% Floor	11/05/2024	15,800	15,506	14,220
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.21%	L + 9.75%; 1.00% Floor	07/13/2022	23,794	23,317	21,890
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	8,924	8,811	8,701
Shopatron, LLC (dba Kibo)(1) (2) (5)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	2,750	2,734	2,682
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	6.82%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,526	13,234
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	6.75%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,063	920
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.63%	L + 5.75%; 1.00% Floor	06/17/2024	543	539	488
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.25%	L + 5.25%; 1.00% Floor	08/15/2025	15,894	15,676	15,060
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.28%	L + 5.25%; 1.00% Floor	08/15/2025	2,707	2,671	2,565
Viant Medical Holdings, Inc.(1) (2)	Health Care Equipment & Supplies	7.70%	L + 6.25%; 1.00% Floor	07/02/2025	19,069	18,763	16,686
Villa Bidco Inc (dba Authority Brands)(2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	16,174	15,813	15,810
Villa Bidco Inc (dba Authority Brands)(2) (3)	Diversified Consumer Services	8.00%	L + 5.75%; 1.00% Floor	03/21/2025	1,297	329	329
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2023	9,976	9,907	9,777

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
VRC Companies, LLC (dba Vital Records Control)	Commercial Services & Supplies	7.95%	L + 6.50%; 1.00% Floor	03/31/2022	$249	$248	$244
WebPT, Inc.(1) (2)	Health Care Technology	8.36%	L + 6.75%; 1.00% Floor	08/28/2024	14,933	14,664	13,701
WebPT, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.75%; 1.00% Floor	08/28/2024	1,556	1,528	1,427
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,867	(17)	(154)
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,853	8,640
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,376	46,039
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(82)	(118)
WorkForce Software, LLC(1) (2)	Software	8.11%	L + 6.50%; 1.00% Floor	07/31/2025	12,732	12,500	11,904
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	1,123	(20)	(73)
Wrike, Inc.(1) (2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	32,260	31,694	31,292
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(37)	(69)
Xactly Corporation(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,454	33,632
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(21)	(76)
Yasso, Inc.(1) (2)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	7,390	7,323	7,094

Total 1st Lien/Senior Secured Debt						1,342,492	1,275,908

1st Lien/Last-Out Unitranche (6) – 10.60%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.45%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,670	25,526
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	22,376	21,873	20,921
RugsUSA, LLC(1) (2)	Household Products	7.96%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,275	8,038
Smarsh, Inc.(1) (2)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	44,316	44,032	42,986

Total 1st Lien/Last-Out Unitranche						100,850	97,471

2nd Lien/Senior Secured Debt – 28.86%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	9.95%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,251	4,826
Chase Industries, Inc. (dba Senneca Holdings)(1) (2)	Building Products	11.21%	L + 9.50% (incl. 1.50% PIK); 1.00% Floor	05/11/2026	24,300	23,693	20,655
DiscoverOrg, LLC(2)	Software	10.08%	L + 8.50%	02/01/2027	14,600	14,402	13,140
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,963	24,066
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.41%	L + 7.50%	07/31/2025	10,000	9,795	8,975
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(24)	(256)
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,612	2,445
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.20%	L + 7.75%; 1.00% Floor	08/26/2023	970	131	63
ICP Industrial, Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,394	27,166
Intelligent Medical Objects, Inc.(1) (2)	Health Care Technology	10.43%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,478	20,641
Market Track, LLC(1) (2)	Media	9.53%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,561	18,650
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	17,031	15,356
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,157	18,460
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.70%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,677	22,437
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	6,278	6,253	4,132
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	10.53%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,602	8,730
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	10.39%	L + 8.75%; 1.00% Floor	09/29/2025	1,584	1,569	1,426
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)	IT Services	10.02%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,591	23,555
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,105	18,745

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Zep Inc.(2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	$30,500	$29,921	$12,200

Total 2nd Lien/Senior Secured Debt						312,162	265,412

Preferred Stock – 1.18%
Accuity Delivery Systems, LLC^ (1) (2) (7) (8)	Health Care Providers & Services				136,589	$4,500	$8,100
Wine.com, LLC(1) (2) (7) (8)	Beverages				314,154	2,700	2,761

Total Preferred Stock						7,200	10,861

Common Stock – 1.34%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B^^^ (1) (2) (8)	Health Care Providers & Services				11,719	1,580	2,019
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (2) (4) (7) (8)	Health Care Providers & Services				11,060	220	394
Country Fresh Holding Company Inc.(1) (2) (7) (8)	Food Products				843	1,053	288
Elah Holdings, Inc.^ (1) (2) (7) (8)	Capital Markets				65,436	3,163	3,163
National Spine and Pain Centers, LLC(1) (2) (7) (8)	Health Care Providers & Services				500	500	67
Wrike, Inc.(1) (2) (7) (8)	Professional Services				4,949,520	3,075	5,939
Yasso, Inc.(1) (2) (7) (8)	Food Products				790	790	396

Total Common Stock						10,381	12,266

Investment *			Yield		Shares	Cost	Fair Value

Investments in Affiliated Money Market Fund – 10.00%
Goldman Sachs Financial Square Government Fund – Institutional Shares^^^ (9)			0.34%		91,998,034	91,998	91,998

Total Investments in Affiliated Money Market Fund						91,998	91,998

TOTAL INVESTMENTS – 190.71%						$1,865,083	$1,753,916

LIABILITIES IN EXCESS OF OTHER ASSETS – (90.71%)							$(834,222)

NET ASSETS – 100.00%							$919,694

*	Assets are pledged as collateral for the Truist Revolving Credit Facility. See Note 6 “Debt”.
#	Percentages are based on net assets.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of March 31, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 1.00%, 1.18%, 1.45%, 1.26%, 0.99% and 0.50%. As of March 31, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2020.

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

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies”.

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of March 31, 2020

(in thousands, except share and per share amounts)

(Unaudited)

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020 the aggregate fair value of these securities is $72,698 or 4.06% of the Company’s total assets.

(5)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.
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
(8)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2020, the aggregate fair value of these securities is $23,127 or 2.52% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units – Common Stock	03/30/2018
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(9)	The rate shown is the annualized seven-day yield as of March 31, 2020.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 547	EUR 448	04/06/2020	$53
Bank of America, N.A.	USD 337	EUR 303	04/06/2020	2
Bank of America, N.A.	USD 549	EUR 446	07/06/2020	55
Bank of America, N.A.	USD 321	EUR 288	07/06/2020	2
Bank of America, N.A.	USD 729	EUR 650	10/05/2020	7
Bank of America, N.A.	USD 716	EUR 635	01/05/2021	9
Bank of America, N.A.	USD 702	EUR 620	04/06/2021	10
Bank of America, N.A.	USD 701	EUR 617	07/06/2021	11
Bank of America, N.A.	USD 400	EUR 350	10/05/2021	7

				$156

Currency Abbreviations:

EUR – Euro

USD – U.S. Dollar

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value

1st Lien/Senior Secured Debt - 134.05%#
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	7.65%	L + 5.75%; 1.00% Floor	06/16/2023	$2,249	$2,227	$2,227
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.75%	L + 7.00%; 1.00% Floor	06/13/2023	14,480	14,159	14,371
Acquia, Inc.(2)	Software	8.91%	L + 7.00%; 1.00% Floor	10/31/2025	18,197	17,841	17,833
Acquia, Inc.(2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,946	(38)	(39)
Apptio, Inc.(1) (2)	IT Services	8.96%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,634	45,639
Apptio, Inc.(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(53)	(55)
Associations, Inc.(1) (2)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	19,300	19,110	19,107
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	9.09%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,247	2,907	2,905
Associations, Inc.(1) (2) (3)	Real Estate Management & Development		L + 4.00%; 1.00% Floor	07/30/2024	836	(8)	(8)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(1) (2)	Hotels, Restaurants & Leisure	7.55%	L + 5.75%; 1.00% Floor	08/19/2025	9,097	9,010	9,006
Brillio, LLC(1) (2)	IT Services	6.55%	L + 4.75%; 1.00% Floor	02/06/2025	6,567	6,509	6,501
Brillio, LLC(1) (2) (3)	IT Services		L + 4.75%; 1.00% Floor	02/06/2025	2,200	—	(22)
Bullhorn, Inc.(1) (2)	Professional Services	7.44%	L + 5.50%; 1.00% Floor	10/01/2025	16,109	15,876	15,868
Bullhorn, Inc.(1) (2) (3)	Professional Services	7.46%	L + 5.50%; 1.00% Floor	10/01/2025	1,331	247	246
Bullhorn, Inc.(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	10/01/2025	799	(11)	(12)
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,640	29,550
Businessolver.com, Inc.(1) (2)	Health Care Technology	9.41%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	4,441	4,432
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology	9.98%	L + 7.50%; 1.00% Floor	05/15/2023	3,760	1,452	1,438
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.95%	L + 5.75%; 1.00% Floor	07/01/2024	6,992	6,927	6,923
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	2,067	(19)	(21)
Chronicle Bidco Inc. (dba Lexitas)(2)	Professional Services	7.66%	L + 5.75%; 1.00% Floor	11/14/2025	10,300	10,098	10,094
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,300	(25)	(26)
Chronicle Bidco Inc. (dba Lexitas)(2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	4,330	(42)	(43)
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	10,953	10,776	10,733
Clarkson Eyecare, LLC (dba EyeCare Partners)(2)	Health Care Providers & Services	8.05%	L + 6.25%; 1.00% Floor	04/02/2021	7,241	7,123	7,097
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,547	12,478
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	8.30%	L + 6.50%	03/28/2025	9,673	9,533	9,504
ConnectWise, LLC(2)	IT Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2025	19,957	19,564	19,707
ConnectWise, LLC(2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,524	(30)	(19)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.54%	L + 7.50%; 1.50% Floor	08/30/2024	31,000	30,414	30,380
Convene 237 Park Avenue, LLC (dba Convene)(1) (2) (3)	Real Estate Management & Development		L + 7.50%; 1.50% Floor	08/30/2024	9,120	(85)	(182)
CorePower Yoga LLC(2)	Diversified Consumer Services	6.44%	L + 4.50%	05/14/2025	12,389	12,219	12,203
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(14)	(15)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.50%	05/14/2025	2,692	(36)	(40)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	7.55%	L + 5.75%; 1.00% Floor	10/03/2025	18,215	17,989	18,215
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services		L + 5.75%; 1.00% Floor	10/03/2025	1,294	(16)	—
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,405	5,386	5,378
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	7.22%	L + 5.25%; 1.00% Floor	06/30/2022	5,112	5,093	5,086
DDS USA Holding, Inc.(1) (2) (3)	Health Care Equipment & Supplies	9.00%	P + 4.25%; 1.00% Floor	06/30/2022	1,533	148	146
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	€22,822	26,188	25,344
Diligent Corporation(1) (2)	Professional Services	7.58%	L + 5.50%; 1.00% Floor	04/14/2022	5,460	5,413	5,406
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	2,103	2,084	2,082
Diligent Corporation(1) (2) (3)	Professional Services	7.48%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,555	1,566

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Diligent Corporation(1) (2)	Professional Services	7.56%	L + 5.50%; 1.00% Floor	04/14/2022	$727	$719	$719
Diligent Corporation(1) (2)	Professional Services	7.42%	L + 5.50%; 1.00% Floor	04/14/2022	352	348	348
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,083	(53)	(61)
DiscoverOrg, LLC(2)	Software	6.30%	L + 4.50%	02/02/2026	23,522	23,311	23,581
DocuTAP, Inc.(1) (2)	Health Care Technology	7.30%	L + 5.50%; 1.00% Floor	05/12/2025	35,066	34,265	35,066
E2open, LLC(1) (2)	Software	7.66%	L + 5.75%; 1.00% Floor	11/26/2024	24,239	24,015	23,997
Elemica Parent, Inc.(1) (2)	Chemicals	7.40%	L + 5.50%	09/18/2025	4,257	4,155	4,151
Elemica Parent, Inc.(1) (2) (3)	Chemicals	7.40%	L + 5.50%	09/18/2025	550	171	170
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	830	(10)	(21)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	8.20%	L + 6.25%; 1.00% Floor	09/25/2024	31,492	31,036	28,343
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(24)	(180)
Eptam Plastics, Ltd.(2)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	6,363	6,268	6,267
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies	7.30%	L + 5.50%; 1.00% Floor	12/06/2025	1,354	318	318
Eptam Plastics, Ltd.(2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,708	(20)	(20)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	8.31%	L + 6.25%; 1.00% Floor	09/05/2024	€25,300	28,983	28,166
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	1,683	(23)	(13)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.25%; 1.00% Floor	09/05/2024	€2,200	(35)	(19)
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	4,043	4,009	4,002
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	3,024	2,999	2,994
FWR Holding Corporation (dba First Watch Restaurants) (1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	3,040	(25)	(30)
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	11,408	11,219	11,294
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	2,279	2,243	2,256
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,441	1,418	1,427
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.29%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	1,256	1,265
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.45%	L + 5.50%; 1.00% Floor	09/04/2024	17,963	17,668	17,693
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.43%	L + 5.50%; 1.00% Floor	09/04/2024	7,171	7,050	7,063
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services	7.40%	L + 5.50%; 1.00% Floor	09/04/2024	6,933	5,769	5,757
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2023	2,900	(43)	(44)
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	09/04/2024	7,200	(59)	(108)
GlobalTranz Enterprises, Inc.(2)	Road & Rail	6.79%	L + 5.00%	05/15/2026	11,444	11,230	10,414
GlobalTranz Enterprises, Inc.(2) (3)	Road & Rail		L + 5.00%	05/15/2026	2,968	—	(267)
Granicus, Inc.(2)	Software	6.69%	L + 4.75%; 1.00% Floor	09/07/2022	14,565	14,446	14,419
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	8.71%	L + 6.75%; 1.00% Floor	07/09/2025	34,501	33,854	33,811
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	8.54%	L + 6.75%; 1.00% Floor	07/09/2025	2,805	369	365
Hygiena Borrower LLC	Life Sciences Tools & Services	5.94%	L + 4.00%; 1.00% Floor	08/26/2022	5,314	5,261	5,208
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(5)	(11)
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	814	(4)	(16)
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,893	41,849
iCIMS, Inc.(1) (2)	Software	8.29%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,701	7,707

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
iCIMS, Inc.(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	$2,662	$(42)	$(47)
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	9.05%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	36,554	35,970	36,005
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(37)	(39)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.95%	L + 5.00%; 1.00% Floor	04/02/2025	32,377	31,651	31,892
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.00%; 1.00% Floor	04/02/2025	2,600	(57)	(39)
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	10.04%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,285	49,296
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 8.00%; 1.00% Floor	10/03/2022	3,448	(48)	(52)
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.95%	L + 5.00%; 1.00% Floor	03/26/2025	23,170	22,749	22,765
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.00%; 1.00% Floor	03/26/2025	1,448	—	(25)
Midwest Transport, Inc.(1) (2)	Road & Rail	9.06%	L + 7.00%; 1.00% Floor	10/02/2023	16,969	16,835	16,799
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	7.43%	L + 5.50%; 1.00% Floor	11/15/2024	29,732	29,211	29,212
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	7.44%	L + 5.50%; 1.00% Floor	11/15/2024	4,525	1,193	1,188
Netvoyage Corporation (dba NetDocuments) (1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	5,985	5,869	5,910
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	9.55%	L + 7.75%; 1.00% Floor	03/22/2024	7,937	7,831	7,838
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	610	(5)	(8)
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	6,956	6,896	6,886
Pathway Vet Alliance LLC(1) (2)	Health Care Providers & Services	6.30%	L + 4.50%	12/20/2024	2,459	2,436	2,434
Picture Head Midco LLC(1) (2)	Entertainment	8.55%	L + 6.75%; 1.00% Floor	08/31/2023	27,467	27,014	27,055
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	8.15%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,324	33,261
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(83)	(94)
Power Stop, LLC(2)	Auto Components	6.44%	L + 4.50%	10/19/2025	10,791	10,768	10,683
Premier Imaging, LLC (dba Lucid Health)(2)	Health Care Providers & Services	7.49%	L + 5.75%; 1.00% Floor	01/02/2025	17,257	17,001	16,998
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	7.44%	L + 5.50%; 1.00% Floor	10/15/2025	17,320	17,235	17,233
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	6.97%	L + 5.00%; 1.00% Floor	06/21/2025	13,406	13,343	13,272
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 5.00%; 1.00% Floor	06/21/2025	2,450	(11)	(25)
Selectquote, Inc.(2)	Insurance	7.70%	L + 6.00%; 1.00% Floor	11/05/2024	15,800	15,492	15,484
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	11.70%	L + 9.75%; 1.00% Floor	07/13/2022	23,963	23,436	23,064
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	8,947	8,795	8,812
Shopatron, LLC (dba Kibo)(1) (2) (8)	Internet & Direct Marketing Retail	9.95%	L + 8.00%; 1.00% Floor	12/18/2020	2,757	2,729	2,716
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.55%	L + 5.75%; 1.00% Floor	06/17/2024	14,745	14,515	14,266
SPay, Inc. (dba Stack Sports)(1) (2) (3)	Interactive Media & Services	7.52%	L + 5.75%; 1.00% Floor	06/17/2024	1,630	1,062	1,034
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	7.76%	L + 5.75%; 1.00% Floor	06/17/2024	543	539	526
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	19,578	19,300	19,236
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services	7.31%	L + 5.25%; 1.00% Floor	08/15/2025	2,707	97	88
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.25%; 1.00% Floor	08/15/2025	6,768	(54)	(118)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	8.16%	L + 6.25%; 1.00% Floor	07/02/2025	19,117	18,798	18,926
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	8.30%	L + 6.50%; 1.00% Floor	03/31/2023	10,000	9,925	9,925
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies	8.60%	L + 6.50%; 1.00% Floor	03/31/2022	249	136	136
WebPT, Inc.(1) (2)	Health Care Technology	8.66%	L + 6.75%; 1.00% Floor	08/28/2024	14,933	14,651	14,635
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,556	(29)	(31)
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,867	(17)	(37)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Wine.com, LLC(1) (2)	Beverages	8.93%	L + 7.00%; 1.00% Floor	11/14/2024	$9,000	$8,847	$8,820
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	8.29%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,344	46,275
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(86)	(94)
WorkForce Software, LLC(1) (2)	Software	8.41%	L + 6.50%; 1.00% Floor	07/31/2025	12,732	12,491	12,477
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	1,123	(21)	(23)
Wrike, Inc.(1) (2)	Professional Services	8.55%	L + 6.75%; 1.00% Floor	12/31/2024	32,260	31,670	31,615
Wrike, Inc.(1) (2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(38)	(46)
Xactly Corporation(1) (2)	IT Services	9.05%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,415	34,416
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(23)	(27)
Yasso, Inc.(1) (2)	Food Products	9.55%	L + 7.75%; 1.00% Floor	03/23/2022	7,411	7,336	7,170

Total 1st Lien/Senior Secured Debt						1,272,044	1,266,486

1st Lien/Last-Out Unitranche (5) – 10.67%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.94%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,636	26,618
Doxim, Inc.(1) (2)	Diversified Financial Services	7.90%	L + 6.00%; 1.00% Floor	02/28/2024	22,376	21,846	21,816
RugsUSA, LLC(1) (2)	Household Products	8.45%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,271	8,268
Smarsh, Inc.(1) (2)	Interactive Media & Services	9.68%	L + 7.88%; 1.00% Floor	03/31/2021	44,429	44,076	44,095

Total 1st Lien/Last-Out Unitranche						100,829	100,797

2nd Lien/Senior Secured Debt - 31.14%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	10.44%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,246	5,239
Chase Industries, Inc. (dba Senneca Holdings)(1) (2)	Building Products	11.55%	L + 9.50% (incl. 1.50% PIK); 1.00% Floor	05/11/2026	24,300	23,676	22,781
DiscoverOrg, LLC(2)	Software	10.19%	L + 8.50%	02/01/2027	14,600	14,397	14,600
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	10.02%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,948	24,955
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	9.60%	L + 7.50%	07/31/2025	10,000	9,788	9,750
Genesis Acquisition Co. (dba ProCare Software)(1) (2) (3)	Diversified Financial Services		L + 7.50%	07/31/2025	2,500	(25)	(63)
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,610	2,604
Hygiena Borrower LLC(1) (3)	Life Sciences Tools & Services	9.69%	L + 7.75%; 1.00% Floor	08/26/2023	970	131	122
ICP Industrial, Inc.(1) (2)	Chemicals	10.04%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,369	28,322
Intelligent Medical Objects, Inc.(1) (2)	Health Care Technology	10.81%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,461	21,462
Market Track, LLC(1) (2)	Media	9.68%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,545	19,250
National Spine and Pain Centers, LLC(1) (2)	Health Care Providers & Services	10.05%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	17,015	16,748
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.80%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,141	25,694
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.90%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,664	24,563
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.80%	L + 7.00%; 1.00% Floor	01/31/2026	6,278	6,252	4,949
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	10.68%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,599	9,603
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2) (3)	Insurance	10.72%	L + 8.75%; 1.00% Floor	09/29/2025	2,400	1,560	1,560
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)	IT Services	10.70%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,568	25,708
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	9.69%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,088	21,068
Zep Inc.(2)	Chemicals	10.19%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,900	15,250

Total 2nd Lien/Senior Secured Debt						311,933	294,165

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

Investment *	Industry	Interest Rate	Par Amount/ Shares (++)	Cost	Fair Value

Preferred Stock* – 1.07%
Accuity Delivery Systems, LLC^ (1) (2) (6) (7)	Health Care Providers & Services		$136,589	$4,500	$7,200
Wine.com, LLC(1) (2) (6) (7)	Beverages		314,154	2,700	2,937

Total Preferred Stock				7,200	10,137

Common Stock* – 1.22%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B^^^ (1) (2) (7)	Health Care Providers & Services		11,719	1,580	2,239
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units^^^ (1) (2) (4) (6) (7)	Health Care Providers & Services		11,060	220	643
Country Fresh Holding Company Inc.(1) (2) (6) (7)	Food Products		843	1,053	731
Elah Holdings, Inc.^ (1) (2) (6) (7)	Capital Markets		65,436	3,163	3,163
National Spine and Pain Centers, LLC(1) (2) (6) (7)	Health Care Providers & Services		500	500	100
Wrike, Inc.(1) (2) (6) (7)	Professional Services		4,949,520	3,075	4,266
Yasso, Inc.(1) (2) (6) (7)	Food Products		790	790	433

Total Common Stock				10,381	11,575
TOTAL INVESTMENTS – 178.15%				$1,702,387	$1,683,160

LIABILITIES IN EXCESS OF OTHER ASSETS – (78.15%)					$(738,371)

NET ASSETS – 100.00%					$944,789

*	Assets are pledged as collateral for the Truist Revolving Credit Facility. See Note 6 “Debt”.
#	Percentages are based on net assets.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by reference to either LIBOR (“L”) or alternate base rate (commonly based on the Prime Rate (“P”)), at the borrower’s option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of December 31, 2019, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 2.00%, 1.91%, 1.91%, 1.83%, 1.76% and 1.63%. As of December 31, 2019, P was 4.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2019.

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

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 “Commitments and Contingencies”.

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

Consolidated Schedule of Investments as of December 31, 2019 (continued)

(in thousands, except share and per share amounts)

(7)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2019, the aggregate fair value of these securities is $21,712 or 2.30% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC – Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Class B – Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) – Performance Units – Common Stock	03/30/2018
Country Fresh Holding Company Inc. – Common Stock	04/29/2019
Elah Holdings, Inc. – Common Stock	05/09/2018
National Spine and Pain Centers, LLC – Common Stock	06/02/2017
Wine.com, LLC – Preferred Stock	11/14/2018
Wrike, Inc. – Common Stock	12/31/2018
Yasso, Inc. – Common Stock	03/23/2017

(8)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 “Significant Accounting Policies”.

PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 221	EUR 200	01/06/2020	$(3)
Bank of America, N.A.	USD 540	EUR 446	01/06/2020	39
Bank of America, N.A.	USD 337	EUR 303	04/06/2020	(6)
Bank of America, N.A.	USD 547	EUR 448	04/06/2020	41
Bank of America, N.A.	USD 321	EUR 288	07/06/2020	(6)
Bank of America, N.A.	USD 549	EUR 446	07/06/2020	43
Bank of America, N.A.	USD 729	EUR 650	10/05/2020	(13)
Bank of America, N.A.	USD 716	EUR 635	01/05/2021	(13)
Bank of America, N.A.	USD 702	EUR 620	04/06/2021	(14)
Bank of America, N.A.	USD 701	EUR 617	07/06/2021	(14)
Bank of America, N.A.	USD 400	EUR 350	10/05/2021	(8)

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

The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation. The Company will seek to achieve this objective, primarily through direct originations of secured debt, including first lien debt, unitranche loans, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments.

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

The investment period commenced on December 29, 2016 (the “Initial Closing Date”). On August 8, 2019, our board of directors (the “Board of Directors”) extended the investment period for one additional six-month period from September 29, 2019 to March 29, 2020 (the “Investment Period”). The Investment Period expired on March 29, 2020. Following the end of the Investment Period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment).

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 27, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the three months ended
	March 31, 2020	March 31, 2019
Prepayment premiums	$–	$72
Accelerated amortization of upfront loan origination fees and unamortized discounts	$584	$114

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

Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest, or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2020 and December 31, 2019, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at a custodian bank. As of March 31, 2020 and December 31, 2019, the Company held an aggregate cash balance of $16,207 and $13,393. Foreign currency of $1,393 (acquisition cost of $1,402) and $1,299 (acquisition cost of $1,286) is included in cash as of March 31, 2020 and December 31, 2019.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a stockholder’s tax basis in its shares. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to paid-in capital in excess of par or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its stockholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its stockholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and may carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to stockholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

For the three months ended March 31, 2020 and 2019, Management Fees amounted to $3,501 and $3,226. As of March 31, 2020, net Management Fees payable amounted to $3,501.

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

For the three months ended March 31, 2020 and 2019, the Company accrued an Incentive Fee based on income of $0 and $5,968. As of March 31, 2020, no incentive fees remained payable. For the three months ended March 31, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $299 and $260. As of March 31, 2020, $195 remained payable.

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

For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Transfer Agent of $280 and $258. As of March 31, 2020, $280 remained payable.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the three months ended March 31, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$152,549	$(60,551)	$–	$–	$91,998	$6
Accuity Delivery Systems, LLC	21,571	20	–	–	1,134	22,725	338
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates)	24,864	12	–	–	(817)	24,059	473
Elah Holdings, Inc.	3,163	–	–	–	–	3,163	–
Total Non-Controlled Affiliates	$49,598	$152,581	$(60,551)	$–	$317	$141,945	$817
For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund (1)	$–	$205,169	$(205,169)	$–	$–	$–	$45
Accuity Delivery Systems, LLC	19,482	75	–	–	2,014	21,571	1,479
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates)	14,594	9,555	–	–	715	24,864	1,513
Elah Holdings, Inc.	3,163	–	–	–	–	3,163	–
Total Non-Controlled Affiliates	$37,239	$214,799	$(205,169)	$–	$2,729	$49,598	$3,037

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser paid certain general and administrative expenses, including legal expenses, on behalf of the Company in the ordinary course of business. As of March 31, 2020 and December 31, 2019, there were $694 and $417, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

As of the dates indicated, the Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	March 31, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,342,492	$1,275,908	$1,272,044	$1,266,486
1st Lien/Last-Out Unitranche	100,850	97,471	100,829	100,797
2nd Lien/Senior Secured Debt	312,162	265,412	311,933	294,165
Preferred Stock	7,200	10,861	7,200	10,137
Common Stock	10,381	12,266	10,381	11,575
Total Investments	$1,773,085	$1,661,918	$1,702,387	$1,683,160

As of the dates indicated, the industry composition of the Company’s portfolio at fair value and net assets was as follows:

	March 31, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	10.2%	18.4%	10.1%	18.0%
Health Care Technology	10.0	18.0	10.1	18.0
Interactive Media & Services	9.7	17.6	10.0	17.8
Health Care Providers & Services	9.7	17.5	11.5	20.5
IT Services	7.7	13.9	7.8	14.0
Real Estate Management & Development	6.5	11.8	5.9	10.4
Professional Services	6.0	10.9	5.8	10.3
Diversified Consumer Services	5.0	9.1	1.8	3.2
Diversified Financial Services	4.9	8.9	5.1	9.1
Health Care Equipment & Supplies	4.1	7.4	4.2	7.5
Hotels, Restaurants & Leisure	3.9	7.1	3.9	7.0
Chemicals	2.6	4.7	2.8	5.1
Road & Rail	2.6	4.7	3.1	5.6
Transportation Infrastructure	1.9	3.4	1.9	3.4
Household Products	1.8	3.3	1.9	3.3
Diversified Telecommunication Services	1.8	3.2	1.7	3.0
Entertainment	1.5	2.7	1.6	2.9
Insurance	1.5	2.7	1.6	2.8
Air Freight & Logistics	1.4	2.4	1.5	2.6
Building Products	1.2	2.3	1.4	2.4
Media	1.1	2.0	1.1	2.1
Trading Companies & Distributors	0.9	1.5	1.0	1.8
Commercial Services & Supplies	0.7	1.3	0.7	1.3
Beverages	0.7	1.2	0.7	1.3
Internet & Direct Marketing Retail	0.7	1.2	0.7	1.2
Auto Components	0.6	1.1	0.6	1.1
Food Products	0.5	0.8	0.5	0.9
Life Sciences Tools & Services	0.4	0.8	0.5	0.8
Containers & Packaging	0.2	0.5	0.3	0.5
Capital Markets	0.2	0.3	0.2	0.3
Total	100.0%	180.7%	100.0%	178.2%

As of the dates indicated, the geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	March 31, 2020	December 31, 2019
United States	95.6%	95.6%
Canada	2.8	2.7
Ireland	1.6	1.7
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of March 31, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Level 3 Assets as of March 31, 2020(1)	Significant Unobservable Inputs by Valuation Techniques(2)	Range(3) of Significant Unobservable Inputs (Weighted Average(4)) as of March 31, 2020
Bank Loans, Corporate Debt, and	1st Lien/Senior Secured	Discounted cash flows:
Other Debt Obligations	$1,106,535	• Discount Rate	7.0% - 15.1% (9.0%)
	1st Lien/Last-Out Unitranche	Discounted cash flows:
	$97,471	• Discount Rate	8.9% - 12.0% (10.9%)
	2nd Lien/Senior Secured	Discounted cash flows:
	$217,480	• Discount Rate	10.4% - 13.8% (11.7%)
Equity	Preferred Stock	Comparable multiples:
	$10,861	• EV/EBITDA(5)	3.8x - 27.5x (17.4x)

Comparable multiples:
		• EV/Revenue	0.6x - 3.4x (1.2x)
	Common Stock	Discounted cash flows:
	$12,266	• Discount Rate	12.7% - 31.5% (24.1%)

Comparable multiples:
		• EV/EBITDA(5)	8.8x - 9.8x (9.7x)

Comparable multiples:
		• EV/Revenue	2.3x - 9.7x (9.6x)

(1)

Included within Level 3 assets of $1,602,666 is an amount of $158,053 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,421,486 or 90% of Level 3 bank loans, corporate debt, and other debt obligations.

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

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

As of the dates indicated, the following is a summary of the Company’s assets categorized within the fair value hierarchy.

	March 31, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$–	$23,520	$1,252,388	$1,275,908	$–	$58,830	$1,207,656	$1,266,486
1st Lien/Last-Out Unitranche	–	–	97,471	97,471	–	–	100,797	100,797
2nd Lien/Senior Secured Debt	–	35,732	229,680	265,412	–	45,243	248,922	294,165
Preferred Stock	–	–	10,861	10,861	–	–	10,137	10,137
Common Stock	–	–	12,266	12,266	–	–	11,575	11,575
Investments in Affiliated Money Market Fund	91,998	–	–	91,998	–	–	–	–
Total Assets	$91,998	$59,252	$1,602,666	$1,753,916	$–	$104,073	$1,579,087	$1,683,160
Foreign currency forward contracts (asset)(1)	$–	$156	$–	$156	$–	$46	$–	$46

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Level 3	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the three months ended March 31, 2020
1st Lien/Senior Secured Debt	$1,207,656	$134,861	$222	$(55,973)	$(42,705)	$1,440	$25,102	$(18,215)	$1,252,388	$(56,167)
1st Lien/Last-Out Unitranche	100,797	–	–	(3,347)	(113)	134	–	–	97,471	(3,347)
2nd Lien/Senior Secured Debt	248,922	–	–	(19,450)	–	208	–	–	229,680	(19,450)
Preferred Stock	10,137	–	–	724	–	–	–	–	10,861	724
Common Stock	11,575	–	–	691	–	–	–	–	12,266	691
Total assets	$1,579,087	$134,861	$222	$(77,355)	$(42,818)	$1,782	$25,102	$(18,215)	$1,602,666	$(77,549)
For the three months ended March 31, 2019
1st Lien/Senior Secured Debt	$644,913	$115,567	$(4)	$(1,084)	$(14,277)	$678	$–	$–	$745,793	$(1,089)
1st Lien/Last-Out Unitranche	90,582	3,940	–	(115)	(113)	117	–	–	94,411	(115)
2nd Lien/Senior Secured Debt	300,116	25,296	–	(8,469)	(7,200)	212	–	(6,089)	303,866	(8,581)
Preferred Stock	8,100	–	–	530	–	–	–	–	8,630	530
Common Stock	9,825	–	–	875	–	–	–	–	10,700	875
Total assets	$1,053,536	$144,803	$(4)	$(8,263)	$(21,590)	$1,007	$–	$(6,089)	$1,163,400	$(8,380)

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2020 and December 31, 2019, approximates its carrying value because the Truist Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of March 31, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 209% and 228%.

As of the dates indicated, the Company’s outstanding debt was as follows:

	As of
	March 31, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility (1)(2)	$850,000	$10,271	$839,884	$850,000	$120,648	$729,986
Total Debt	$850,000	$10,271	$839,884	$850,000	$120,648	$729,986

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD have been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of March 31, 2020, the Company had outstanding borrowings denominated in USD of $787,000 and in Euros (EUR) of 47,950. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $676,200 and in EUR of 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $900,000.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2020 and for the year ended December 31, 2019 were 3.82% and 4.27%.

Truist Revolving Credit Facility

On September 11, 2017, the Company entered into the Truist Revolving Credit Facility, a multicurrency facility, with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. The Company amended the Truist Revolving Credit Facility on September 17, 2018, July 10, 2019 and February 25, 2020.

The total commitments under the Truist Revolving Credit Facility is $850,000. The accordion feature of the Truist Revolving Credit Facility allows the Company, subject to the satisfaction of various conditions, to bring total commitments under the Truist Revolving Credit Facility to $900,000.

Borrowings under the Truist Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at the Company’s election) of either the Adjusted LIBO Rate (as defined in the Truist Revolving Credit Facility) plus the Applicable Margin (as defined in the Truist Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the Truist Revolving Credit Facility), Federal Funds Effective Rate (as defined in the Truist Revolving Credit Facility) plus 0.5% or overnight London Interbank Offered Rate (“LIBOR”) plus 1.0%. Interest is payable quarterly in arrears or as defined in the Truist Revolving Credit Facility. The Company pays a fee of 0.375% per annum on committed but undrawn amounts under the Truist Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on March 11, 2022.

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

Costs of $5,626 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of March 31, 2020 and December 31, 2019, deferred financing costs were $2,679 and $2,617.

The below table presents the summary information of the Truist Revolving Credit Facility.

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Borrowing interest expense	$6,954	$3,874
Facility fees	124	242
Amortization of financing costs	368	295
Total	$7,446	$4,411
Weighted average interest rate	3.82%	4.43%
Average outstanding balance	$733,081	$355,006

7.	DERIVATIVES

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

For the three months ended March 31, 2020 and 2019, the Company’s average USD notional exposure to foreign currency forward contracts was $5,192 and $4,788.

As of the dates indicated, the table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements.

	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
March 31, 2020
Bank of America, N.A.	$156	$–	$156	$–	$156
December 31, 2019
Bank of America, N.A.	$46	$–	$46	$–	$46

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	March 31, 2020	March 31, 2019
Net realized gain (loss) on foreign currency forward contracts	$38	$12
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	110	108
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$148	$120

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows as of the dates indicated:

	March 31, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,034,646	$–	100%	$1,034,992	$62,152	94%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement to fund investments. As of March 31, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$814	$814	$(41)	$(16)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	4,378	9,120	(657)	(182)
Diligent Corporation	12/19/2020	6,083	6,083	(61)	(61)
Brillio, LLC	2/6/2021	1,100	2,200	(61)	(22)
CorePower Yoga LLC	5/14/2021	236	2,692	(24)	(40)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	2,067	2,067	(98)	(21)
Associations, Inc.	7/30/2021	1,212	1,299	(88)	(13)
WebPT, Inc.	8/28/2021	1,867	1,867	(154)	(37)
Elemica Parent, Inc.	9/18/2021	830	830	(62)	(21)
Bullhorn, Inc.	10/1/2021	865	1,065	(39)	(16)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	1,992	4,330	(70)	(43)
Eptam Plastics, Ltd.	12/6/2021	2,708	2,708	(115)	(20)
MRI Software LLC	2/10/2022	2,171	–	(282)	–
Netvoyage Corporation (dba NetDocuments)	3/24/2022	610	610	(29)	(8)
Diligent Corporation	4/14/2022	216	216	(2)	(2)
Xactly Corporation	7/29/2022	2,177	2,177	(76)	(27)
Hygiena Borrower LLC	8/26/2022	550	550	(27)	(11)
Lithium Technologies, Inc.	10/3/2022	3,448	3,448	(181)	(52)
Businessolver.com, Inc.	5/15/2023	3,760	2,256	(188)	(39)
Integral Ad Science, Inc.	7/19/2023	2,586	2,586	(97)	(39)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	490	226	(28)	(2)
SPay, Inc. (dba Stack Sports)	6/17/2024	543	543	(56)	(18)
Fenergo Finance 3 Limited	9/5/2024	2,426	2,468	(115)	(19)
Fenergo Finance 3 Limited	9/5/2024	1,683	1,683	(80)	(13)
iCIMS, Inc.	9/12/2024	2,662	2,662	(126)	(47)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	724	3,258	(25)	(57)
Wrike, Inc.	12/31/2024	2,300	2,300	(69)	(46)
Apptio, Inc.	1/10/2025	3,160	3,160	(87)	(55)
ConnectWise, LLC	2/28/2025	1,524	1,524	(110)	(19)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	939	–	(21)	–
Mailgun Technologies, Inc.	3/26/2025	1,448	1,448	(72)	(25)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,600	2,600	(104)	(39)
PlanSource Holdings, Inc.	4/22/2025	4,681	4,681	(257)	(94)
CorePower Yoga LLC	5/14/2025	1,010	1,009	(101)	(15)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	4,722	4,722	(118)	(94)
Riverpoint Medical, LLC	6/21/2025	1,225	2,450	(92)	(25)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,192	2,384	(119)	(48)
WorkForce Software, LLC	7/31/2025	1,123	1,123	(73)	(23)
Elemica Parent, Inc.	9/18/2025	147	366	(11)	(9)
CST Buyer Company (dba Intoxalock)	10/3/2025	517	1,294	(78)	–
Acquia, Inc.	10/31/2025	1,946	1,946	(97)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,300	1,300	(45)	(26)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	3,887	–	(87)	–
MRI Software LLC	2/10/2026	495	–	(64)	–
Instructure Holdings	3/24/2026	3,000	–	(37)	–
Gastro Health Holdco, LLC	4/13/2020	–	1,072	–	(16)
GlobalTranz Enterprises, Inc.	5/15/2020	–	2,968	–	(267)
FWR Holding Corporation (dba First Watch Restaurants)	2/28/2021	–	3,040	–	(30)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	–	6,768	–	(118)
Gastro Health Holdco, LLC	9/13/2021	–	7,200	–	(108)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	–	111	–	(1)
DDS USA Holding, Inc.	6/30/2022	–	1,380	–	(7)
Gastro Health Holdco, LLC	9/4/2023	–	2,900	–	(44)
Empirix, Inc.	9/25/2023	–	1,800	–	(180)
Associations, Inc.	7/30/2024	–	836	–	(8)
WebPT, Inc.	8/28/2024	–	1,556	–	(31)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	–	2,572	–	(45)
Bullhorn, Inc.	10/1/2025	–	799	–	(12)
Eptam Plastics, Ltd.	12/6/2025	–	1,015	–	(15)
Total 1st Lien/Senior Secured Debt		$85,414	$124,082	$(4,424)	$(2,265)
2nd Lien/Senior Secured Debt
Hygiena Borrower LLC	6/29/2020	$831	$831	$(64)	$(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	2,500	2,500	(256)	(63)
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	–	816	–	(8)
Total 2nd Lien/Senior Secured Debt		$3,331	$4,147	$(320)	$(86)
Total		$88,745	$128,229	$(4,744)	$(2,351)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than U.S. dollars have been converted to U.S. dollars using exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.

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

9.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the three months ended March 31, 2020
February 24, 2020	3,282,464	$61,806
Total capital drawdowns	3,282,464	$61,806
For the three months ended March 31, 2019
March 25, 2019	4,286,182	$82,610
Total capital drawdowns	4,286,182	$82,610

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended March 31, 2020
February 27, 2020	March 16, 2020	April 30, 2020	$0.43
For the three months ended March 31, 2019
February 28, 2019	March 15, 2019	April 30, 2019	$0.43

10.	EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended
	March 31, 2020	March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(63,748)	$7,653
Weighted average shares outstanding	51,897,111	43,338,250
Basic and diluted earnings (loss) per share	$(1.23)	$0.18

Diluted earnings (loss) per share equal basic earnings (loss) per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

Below presents the schedule of financial highlights of the Company:

	For the three months ended
	March 31, 2020	March 31, 2019
Per Share Data:(1)
NAV, beginning of period	$18.69	$19.07
Net investment income	0.52	0.36
Net realized and unrealized gains (losses)(2)	(1.70)	(0.14)
Income tax provision, realized and unrealized gains	0.00 (7)	(0.00	)(7)

Net increase (decrease) in net assets resulting from operations(2)	(1.18)	0.22
Distributions declared from net investment income	(0.43)	(0.43)

Total increase (decrease) in net assets	(1.61)	(0.21)

NAV, end of period	$17.08	$18.86

Shares outstanding, end of period	53,844,947	47,291,062
Weighted average shares outstanding	51,897,111	43,338,250
Total return based on NAV(3)	(6.31)%	1.15%

Ratio/Supplemental Data:
Net assets, end of period	$919,694	$891,925
Ratio of net expenses to average net assets(4)	5.38%	7.25%
Ratio of expenses (without incentive fees and interest and other debt expenses) to average net assets(4)	2.15%	2.12%
Ratio of interest and other debt expenses to average net assets(5)	3.23%	2.18%
Ratio of incentive fees to average net assets(5)	–	2.95%
Ratio of total expenses to average net assets(4)	5.38%	7.25%
Ratio of net investment income to average net assets(4)	11.87%	7.80%
Average debt outstanding	$733,081	$355,006
Average debt per share(6)	$14.13	$8.19
Portfolio turnover	4%	2%

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(4)	Annualized, except for certain operating expenses.
(5)	Annualized.
(6)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
(7)	Amount rounds to less than $0.00.

12.	PENDING MERGER WITH GS BDC

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

Pursuant to Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into 0.9939 shares of GS BDC’s common stock (the “Exchange Ratio”) in connection with the closing of the Merger (other than certain excluded shares as described in the Merger Agreement). The Exchange Ratio will only be adjusted if, between the date of the Merger Agreement and the effective time, (i) either the Company or GS BDC declares or pays an extraordinary dividend, or (ii) the respective outstanding shares of GS BDC’s common stock or the Company’s common stock will have been increased or decreased or changed into or exchanged for a different number or kind of shares or securities, as a result of any reclassification, recapitalization, stock split, reverse stock split, split-up, combination or exchange of shares, or if a stock dividend or dividend payable in any other securities will be declared with a record date within such period, other than shares issued pursuant to GS BDC’s distribution reinvestment plan, as permitted by the Merger Agreement. No fractional shares of GS BDC’s common stock will be issued, and holders of the Company’s common stock will receive cash in lieu of fractional shares.

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of MMLC’s and GS BDC’s businesses during the period prior to the closing of the Merger. MMLC and GS BDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of MMLC’s and GS BDC’s stockholders, and the boards of directors of MMLC and GS BDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

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

Consummation of the Merger is subject to certain closing conditions, including (a) GS BDC stockholder approval of each of (i) the Merger Agreement, (ii) the Amended and Restated GS BDC Charter, (iii) the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement, and (iv) the amendment and restatement of the investment management agreement between GS BDC and GSAM, and (b) MMLC stockholder approval of each of (i) the Merger Agreement and (ii) the Amended and Restated GS BDC Charter, and (c) certain other closing conditions.

13.	SUBSEQUENT EVENTS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through March 31, 2020, we originated $2.32 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

Pending Merger with GS BDC

On December 9, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GS BDC, a Delaware corporation, Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of us and GS BDC. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and, immediately thereafter, we will merge with and into GS BDC, with GS BDC continuing as the surviving company. For further information, see Note 12 “Pending Merger with GS BDC” to our consolidated financial statements included in this report.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors–Risks Relating to Our Business and Structure–We operate in a highly competitive market for investment opportunities” and “Item 1. Business–Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2019.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 has created economic and financial disruptions that during the first quarter adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles. The largest five industries in the investment portfolio are Software, Health Care Technology, Interactive Media and Services, Health Care Providers and Services, and IT Services. 3.9% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure. Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders, for which we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and executed on its business continuity planning (the “BCP”) strategy. Goldman Sachs priority has been to safeguard its employees and to ensure continuity of business operations on behalf of our investors. Goldman Sachs has a central team that manages its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’s BCP , nearly all of its employees are working remotely. Our systems and infrastructure have continued to support our business operations. We implemented a heightened level of communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have proactively engaged with our vendors on a regular basis to ensure they continue to meet our criteria for business continuity.

For further information about the risks associated with COVID-19, see “—Item 1A. Risk Factors” in Part II.

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

•	our operational expenses;

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$1,342.49	$1,275.91	76.7%	$1,272.05	$1,266.49	75.2%
First Lien/Last-Out Unitranche	100.85	97.47	5.9	100.83	100.80	6.0
Second Lien/Senior Secured Debt	312.16	265.41	16.0	311.93	294.16	17.5
Preferred Stock	7.20	10.86	0.7	7.20	10.14	0.6
Common Stock	10.38	12.27	0.7	10.38	11.57	0.7

Total Investments	$1,773.08	$1,661.92	100.0%	$1,702.39	$1,683.16	100.0%

The weighted average yield on our total portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.1%	9.4%	8.7%	8.7%
First Lien/Last-Out Unitranche(2)(4)	9.4	11.3	10.1	10.1
Second Lien/Senior Secured Debt(2)	10.1	13.7	10.7	11.8
Preferred Stock(3)	–	–	–	–
Common Stock(3)	–	–	–	–
Total Portfolio	8.5%	10.1%	9.0%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments.

(3)

Computed based on the (a) stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

(4)	The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments.

As of March 31, 2020, the total portfolio weighted average yield at amortized cost and fair value was 8.5% and 10.1% as compared to 9.0% and 9.2%, as of December 31, 2019. The change in weighted average yield at amortized cost and fair value both on the total portfolio level and individual lien type was driven by portfolio company fundamental performance in relation to the increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “ —Impact of COVID-19 Pandemic.”

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

As of
	March 31, 2020	December 31, 2019
Number of portfolio companies	83	81
Percentage of performing debt bearing a floating rate(1)	100.0%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	–	–
Weighted average leverage (net debt/EBITDA)(3)	5.9x	5.9x
Weighted average interest coverage(3)	2.5x	2.3x
Median EBITDA(3)	$41.04 million	$40.25 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount. As of March 31, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.8% and 30.4%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors on an ongoing basis the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (e.g. at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•

Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

•

Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•

Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

•

Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio on the 1 to 4 grading scale:

	As of
	March 31, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$–	–%	$17.83	1.0%
Grade 2	1,418.00	85.3	1,643.87	97.7
Grade 3	243.92	14.7	21.46	1.3
Grade 4	–	–	–	–

Total Investments	$1,661.92	100.0%	$1,683.16	100.0%

The decrease in investments with a grade 1 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $17.83 million. The increase in investments with a grade 3 investment performance rating as of March 31, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption and wider credit spreads resulting from the recent COVID-19 pandemic. Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “ —Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments:

	As of
	March 31, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,773.08	100.0%	$1,702.39	100.0%
Non-accrual	–	–	–	–

Total Investments	$1,773.08	100.0%	$1,702.39	100.0%

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

The following table shows our investment activity by investment type:

	For the three months ended
	March 31, 2020	March 31, 2019
	($ in millions)
New investment commitments at cost:
Gross originations	$107.13	$219.88
Less: Syndications(1)	–	–

Net amount of new investments committed at cost:	$107.13	$219.88
Amount of investments committed at cost(2)
First Lien/Senior Secured Debt	$107.13	$194.58
First Lien/Last-Out Unitranche	–	–
Second Lien/Senior Secured Debt	–	25.30
Preferred Stock	–	–
Common Stock	–	–

Total	$107.13	$219.88

Proceeds from investments sold or repaid(13):
First Lien/Senior Secured Debt	$60.66	$10.12
First Lien/Last-Out Unitranche	0.11	0.11
Second Lien/Senior Secured Debt	–	7.20
Preferred Stock	–	–
Common Stock	–	–

Total	$60.77	$17.43

Net increase (decrease) in portfolio	$46.36	$202.45

Number of new portfolio companies with new investment commitments(3)	4	8
Total new investment commitment amount in new portfolio companies(3)	$106.26	$185.20
Average new investment commitment amount in new portfolio companies(3)	$26.57	$23.15
Number of existing portfolio companies with new investment commitments(3)	1	5
Total new investment commitment amount in existing portfolio companies(3)	$0.87	$34.68
Weighted average remaining term for new investment commitments (in years)(3)(4)	5.7	5.7
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	–	–
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	8.1%	8.9%
Weighted average yield on new investment commitments(2)(3)(6)	8.1%	8.9%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	6.9%	10.8%
Weighted average yield on investments sold or paid down(8)(9)	6.9%	10.8%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Total investment income	$39.71	$30.51
Net expenses	12.88	14.72

Net investment income before taxes	26.83	15.79
Income tax expense (benefit), including excise tax	–	(0.01)

Net investment income after taxes	26.83	15.80
Net realized gain (loss) on investments	0.23	–
Net realized gain (loss) on foreign currency transactions	0.04	0.02
Net unrealized appreciation (depreciation) on investments	(91.94)	(9.31)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	0.99	1.25
Income tax provision, realized and unrealized gain	0.10	(0.11)

Net increase (decrease) in net assets resulting from operations	$(63.75)	$7.65

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Interest	$39.36	$30.04
Dividend income	0.01	0.04
Other income	0.34	0.43

Total investment income	$39.71	$30.51

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $30.04 million for the three months ended March 31, 2019 to $39.6 million for the three ended March 31, 2020, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,260.77 million as of March 31, 2019 to $1,773.08 million as of March 31, 2020. Included in interest for the three months ended March 31, 2020 and 2019 is $0 million and $0.07 million, in prepayment premiums and $0.58 million and $0.11 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend income

Dividend income for the three months ended March 31, 2020 and 2019 remained relatively consistent.

Other income

Other income for the three months ended March 31, 2020 and 2019 remained relatively consistent.

Expenses

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Interest and other debt expenses	$7.44	$4.41
Management fees	3.50	3.23
Incentive fees	–	5.97
Professional fees	0.94	0.28
Administration, custodian and transfer agent fees	0.58	0.52
Directors’ fees	0.11	0.11
Other expenses	0.31	0.20

Total expenses	$12.88	$14.72

Interest and other debt expenses

Interest and other debt expense increased from $4.41 million for the three months ended March 31, 2019 to $7.44 million for the three months ended March 31, 2020 primarily due to the increase in average aggregate daily borrowings from $355.01 million to $733.08 million, partially offset by the decrease in the weighted average interest rate for the Truist Revolving Credit Facility from 4.43% to 3.82%.

Management Fees and Incentive Fees

Management Fees for the three months ended March 31, 2020 and 2019 remained relatively consistent. The accrual for Incentive Fees based on income decreased from $5.97 million for the three months ended March 31, 2019 to $0.00 million for the three months ended March 31, 2020, as a result of unrealized depreciation in our portfolio.

Professional fees and other general and administrative expenses

Professional fees increased from $0.28 million for the three months ended March 31, 2019 to $0.94 million for the three months ended March 31, 2020 primarily related to expenses incurred from our pending Merger with GS BDC. Other general and administrative expenses for the three months ended March 31, 2020 and 2019 remained relatively consistent.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Gastro Health Holdco, LLC	$0.12	$–
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	0.10	–
Other, net	0.01	–	(1)

Net realized gain (loss) on investments	$0.23	$–	(1)

(1)	Amount rounds to less than $(0.00) million.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies” in our consolidated financial statements. Net change unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	($ in millions)
Unrealized appreciation	$2.52	$3.17
Unrealized depreciation	(94.46)	(12.48)

Net change in unrealized appreciation (depreciation) on investments	$(91.94)	$(9.31)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the three months ended March 31, 2020
($ in millions)
Portfolio Company:
Wrike, Inc.	$1.30
Accuity Delivery Systems, LLC	1.13
Picture Head Midco LLC	(2.22)
YI, LLC (dba Young Innovations)	(2.34)
CST Buyer Company (dba Intoxalock)	(2.93)
PT Intermediate Holdings III, LLC (dba Parts Town)	(3.03)
Zep Inc.	(3.07)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	(3.18)
Convene 237 Park Avenue, LLC (dba Convene)	(5.20)
Odyssey Logistics & Technology Corporation	(7.25)
Other, net (1)	(65.15)

Total	$(91.94)

(1)	For the three months ended March 31, 2020, Other, net includes gross unrealized appreciation of 0.09 million and gross unrealized depreciation of $(65.24) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2020, was primarily driven by increased market volatility, economic disruption, and wider credit spreads resulting from the recent COVID-19 pandemic. Given the unprecedented nature of COVID-19 and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “ —Impact of COVID-19 Pandemic.”

Valuations of investments are more difficult to determine when a severe economic shock occurs. Recent market conditions, characterized by dislocations of asset prices, higher volatility and reduced price transparency have made it more challenging to determine the fair value of some of our investments. Valuation under the current circumstances has required greater use of judgment. For further information about fair value measurements, see Note 5 “Fair Value Measurement” to our consolidated financial statements included in this report.

The change in unrealized appreciation (depreciation) on investments consisted of the following:

For the three months ended March 31, 2020
($ in millions)
Portfolio Company:
Accuity Delivery Systems, LLC	$0.54
Continuum Managed Services LLC - Class B	0.52
Wrike, Inc.	0.47
Datto, Inc.	0.37
Viant Medical Holdings, Inc.	0.35
Intelligent Medical Objects, Inc.	(0.28)
Other, net (1)	(0.48)
Diligent Corporation	(0.59)
Fenergo Finance 3 Limited	(0.67)
Zep Inc.	(0.93)
Country Fresh Holdings, LLC	(8.61)

Total	$(9.31)

(1)	For the three months ended March 31, 2019, Other, net includes gross unrealized appreciation of $0.92 million and gross unrealized depreciation of $(1.40) million.

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations – Leverage.” As of March 31, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 209% and 228%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of March 31, 2020, we had cash of approximately $16.21 million, an increase of $ 2.81 million from December 31, 2019. Cash used by operating activities for the three months ended March 31, 2020 was approximately $147.17 million, primarily driven by net purchases of investments of $134.58 million, net purchase of investments in affiliated money market fund of $92.00, a decrease in net assets resulting from operations of $63.75 million, partially offset by proceed from sales of investments and principal repayments of $66.42 and proceeds from other operating activities of $76.74 million. Cash provided by financing activities for the three months ended March 31, 2020 was approximately $150.01 million, primarily driven by proceeds from the issuance of common stock of $61.81 million and net borrowings on debt of $109.90 million, partially offset by distributions paid of $21.27 million and other financing activities of $0.43 million.

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

As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	March 31, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.65	$–	100%	$1,034.99	$62.15	94%

The following table summarizes the total common shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the three months ended March 31, 2020
February 24, 2020	3,282,463	$61.81
Total capital drawdowns	3,282,463	$61.81
For the three months ended March 31, 2019
March 25, 2019	4,286,182	$82.61
Total capital drawdowns	4,286,182	$82.61

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

The following table shows our contractual obligations as of March 31, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility	$787.00	$–	$787.00	$–	$–
Triust Revolving Credit Facility	€47.95	€–	€47.95	€–	€–

Euro (“€”)

Truist Revolving Credit Facility

On September 11, 2017, we entered into the Truist Revolving Credit Facility, a multicurrency facility, with various lenders. Truist Bank serves as administrative agent and Bank of America, N.A. serves as syndication agent. We amended the Truist Revolving Credit Facility on September 17, 2018, July 10, 2019, and February 25, 2020.

Total commitments under the Truist Revolving Credit Facility are $850.00 million. The accordion feature of the Truist Revolving Credit Facility allows us, subject to the satisfaction of various conditions, to bring total commitments under the Truist Revolving Credit Facility to $900.00 million.

Borrowings under the Truist Revolving Credit Facility, including amounts drawn in respect of letters of credit, bear interest (at our election) of either the Adjusted LIBO Rate (as defined in the Truist Revolving Credit Facility) plus the Applicable Margin (as defined in the Truist Revolving Credit Facility) or the Applicable Margin plus the higher of the Prime Rate (as defined in the Truist Revolving Credit Facility), Federal Funds Effective Rate (as provided for in the Truist Revolving Credit Facility) plus 0.5% or overnight London InterBank Offered Rate (“LIBOR”) plus 1.0%. Interest is payable quarterly in arrears or as defined in the Truist Revolving Credit Facility. We pay a fee of 0.375% per annum on committed but undrawn amounts under the Truist Revolving Credit Facility, payable quarterly in arrears. Any amounts borrowed under the Truist Revolving Credit Facility will mature, and all accrued and unpaid interest will be due and payable, on September 13, 2021.

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

For further details, see Note 6 “Debt – Truist Revolving Credit Facility” to our consolidated financial statements included in this report.

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

As of March 31, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$85.41	$124.08
First Lien/Last-Out Unitranche	–	–
Second Lien/Senior Secured Debt	3.33	4.15

Total	$88.74	$128.23

As of March 31, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	March 31, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.65	$–	100%

RECENT DEVELOPMENTS

We generally expect to pay quarterly distributions to our stockholders out of assets legally available for distribution. For the quarter ending June 30, 2020, we did not declare a distribution, reflecting our desire to increase our net equity capital position. For a description of our distribution policy, see Note 2 “Significant Accounting Policies - Distributions” to our consolidated financial statements included in this report.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below.

As of March 31, 2020 and December 31, 2019, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
(in millions)
Up 300 basis points	42.14	(23.45)	18.69
Up 200 basis points	28.08	(15.63)	12.45
Up 100 basis points	14.01	(7.82)	6.19
Up 75 basis points	10.50	(5.86)	4.64
Up 50 basis points	6.98	(3.91)	3.07
Up 25 basis points	3.47	(1.95)	1.52
Down 25 basis points	(2.11)	1.95	(0.16)
Down 50 basis points	(3.79)	3.91	0.12
Down 75 basis points	(3.93)	5.86	1.93
Down 100 basis points	(4.06)	7.76	3.70
Down 200 basis points	(4.19)	7.76	3.57
Down 300 basis points	(4.19)	7.76	3.57

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Risks Relating to Our Business and Structure

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events could adversely impact our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We could be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events could disrupt the processes necessary for our operations. This could create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption following the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

We are exposed to risks associated with changes in interest rates.

Our debt investments may be based on floating rates, such as LIBOR, the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital. Currently, most of our floating rate investments are linked to LIBOR and it is unclear how increased regulatory oversight and the future of LIBOR may affect market liquidity and the value of the financial obligations to be held by or issued to us that are linked to LIBOR, or how such changes could affect our investments and transactions and financial condition or results of operations. Central banks and regulators in a number of major jurisdictions (for example, the United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for interbank offered rates (“IBORs”). The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR or alternative reference rates could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. In addition, if LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations. Moreover, if LIBOR ceases to exist, we may need to renegotiate certain terms of our Truist Revolving Credit Facility. If we are unable to do so, amounts drawn under the Truist Revolving Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the three months ended March 31, 2020
February 24, 2020	3,282,463	$61.81
Total capital drawdowns	3,282,463	$61.81

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

10.1

Third Amendment to Senior Secured Revolving Credit Agreement, dated as of February 25, 2020, among the Company, as Borrower, the subsidiary guarantors party thereto, the lenders party thereto and Truist Bank (as successor by merger to SunTrust Bank), as Administrative Agent and as Collateral Agent. (incorporated by reference to Exhibit 10.5.14 on Form 10-K (File No. 000-55746), filed on February 27, 2020).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: May 15, 2020	/s/ Brendan McGovern
Brendan McGovern Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)