Form 10-Q
period 2020-06-30
Goldman Sachs Middle Market Lending Corp.
filed 2020-08-10
CIK 1683074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 10, 2020 was 53,844,947.

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarter ended March 31, 2020, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Under Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in periodic reports we file under the Exchange Act, such as this quarterly report on Form 10-Q.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	our future operating results;

•	the impact of the novel coronavirus (“COVID-19”) pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;

•	uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, including the effect of the current COVID-19 pandemic;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our current and prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of Goldman Sachs Asset Management, L.P., the investment adviser (the “Investment Adviser”) of the Company;

•	the use of borrowed money to finance a portion of our investments;

•	our ability to make distributions;

•	the adequacy of our cash resources and working capital;

•	changes in interest rates, including the decommissioning of London InterBank Offered Rate (“LIBOR”);

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the effect of changes in tax laws and regulations and interpretations thereof;

•	our ability to maintain our status as a BDC and a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”);

•	actual and potential conflicts of interest with the Investment Adviser and its affiliates;

•	the ability of the Investment Adviser to attract and retain highly talented professionals;

•	the impact on our business from new or amended legislation or regulations;
•	the availability of credit and/or our ability to access the equity and capital markets;

•	currency fluctuations, particularly to the extent that we receive payments denominated in currency other than U.S. dollars;

•	the ability of the parties to consummate the Merger (as defined below) on the expected timeline, or at all;

•	the ability to realize the anticipated benefits of the proposed Merger;

•	the effects of disruption on our business and the business of Goldman Sachs BDC, Inc. (“GS BDC”) from the proposed Merger;

•	the combined company’s plans, expectations, objectives and intentions, as a result of the Merger; and

•	any potential termination of the Amended and Restated Merger Agreement (as defined below) or action of our stockholders or GS BDC’s stockholders with respect to any proposed transaction.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share amounts)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $1,708,569 and $1,656,685)	$1,625,388	$1,633,562
Non-controlled affiliated investments (cost of $45,766 and $45,702)	50,390	49,598
Investments in affiliated money market fund (cost of $117,788 and $-)	117,788	—
Cash	18,463	13,393
Receivable for investments sold	200	41
Interest and dividends receivable	10,416	7,022
Deferred financing costs	2,335	2,617
Unrealized appreciation on foreign currency forward contracts	45	46
Other assets	227	96
Total assets	$1,825,252	$1,706,375
Liabilities
Debt	$840,872	$729,986
Interest and other debt expenses payable	453	713
Management fees payable	3,524	3,520
Incentive fees payable	—	3,419
Distribution payable	—	21,272
Directors’ fees payable	97	—
Accrued expenses and other liabilities	2,941	2,676
Total liabilities	$847,887	$761,586
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, no shares issued and outstanding)	$—	$—
Common stock, par value $0.001 per share (200,000,000 shares authorized, 53,844,947 and 50,562,483 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	54	51
Paid-in capital in excess of par	1,034,279	972,476
Distributable earnings	(56,968)	(27,738)
TOTAL NET ASSETS	$977,365	$944,789
TOTAL LIABILITIES AND NET ASSETS	$1,825,252	$1,706,375
Net asset value per share	$18.15	$18.69

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment Income:
From non-controlled/non-affiliated investments:
Interest income	$36,820	$34,509	$75,386	$63,884
Other income	277	545	608	967
Total investment income from non-controlled/non-affiliated investments	37,097	35,054	75,994	64,851
From non-controlled affiliated investments:
Interest income	765	665	1,568	1,332
Dividend income	51	55	58	91
Other income	59	6	66	13
Total investment income from non-controlled affiliated investments	875	726	1,692	1,436
Total investment income	$37,972	$35,780	$77,686	$66,287
Expenses:
Interest and other debt expenses	$6,154	$5,057	$13,600	$9,468
Management fees	3,524	3,429	7,025	6,656
Incentive fees	—	5,372	—	11,340
Professional fees	1,080	452	2,017	735
Administration, custodian and transfer agent fees	586	552	1,165	1,070
Directors’ fees	107	108	213	213
Other expenses	343	310	660	514
Total expenses	$11,794	$15,280	$24,680	$29,996
NET INVESTMENT INCOME BEFORE TAXES	$26,178	$20,500	$53,006	$36,291
Income tax expense (benefit), including excise tax	$—	$6	$—	$(1)
NET INVESTMENT INCOME AFTER TAXES	$26,178	$20,494	$53,006	$36,292
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$(10,559)	$226	$(10,561)
Foreign currency forward contracts	72	—	110	12
Foreign currency transactions	(31)	35	(27)	38
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	32,199	5,532	(60,058)	(4,188)
Non-controlled affiliated investments	411	1,123	728	1,537
Foreign currency forward contracts	(111)	(63)	(1)	45
Foreign currency translations	(956)	(726)	(77)	417
Net realized and unrealized gains (losses)	$31,584	$(4,658)	$(59,099)	$(12,700)
(Provision) benefit for taxes on realized gain/loss on investments	$—	$100	$—	$100
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(91)	(340)	16	(443)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$57,671	$15,596	$(6,077)	$23,249
Weighted average shares outstanding	53,844,947	47,386,851	52,871,029	45,373,734
Net investment income per share (basic and diluted)	$0.49	$0.43	$1.00	$0.80
Earnings (loss) per share (basic and diluted)	$1.07	$0.33	$(0.11)	$0.51

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net assets at beginning of period	$919,694	$891,925	$944,789	$820,154
Increase (decrease) in net assets resulting from operations:
Net investment income	$26,178	$20,494	$53,006	$36,292
Net realized gain (loss)	41	(10,524)	309	(10,511)
Net change in unrealized appreciation (depreciation)	31,543	5,866	(59,408)	(2,189)
(Provision) benefit for taxes on realized gain/loss on investments	—	100	—	100
(Provision) benefit for taxes on unrealized appreciation/depreciation on investments	(91)	(340)	16	(443)
Net increase (decrease) in net assets resulting from operations	$57,671	$15,596	$(6,077)	$23,249
Distributions to stockholders from:
Distributable earnings	$—	$(20,335)	$(23,153)	$(38,827)
Total distributions to stockholders	$—	$(20,335)	$(23,153)	$(38,827)
Capital transactions:
Issuance of common shares	$—	$41,545	$61,806	$124,155
Net increase (decrease) in net assets resulting from capital transactions	$—	$41,545	$61,806	$124,155
TOTAL INCREASE (DECREASE) IN NET ASSETS	$57,671	$36,806	$32,576	$108,577
Net assets at end of period	$977,365	$928,731	$977,365	$928,731
Distributions declared per share	$—	$0.43	$0.43	$0.86

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Statements of Cash Flows

(in thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations:	$(6,077)	$23,249
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(145,375)	(418,208)
Payment-in-kind interest capitalized	(771)	(537)
Investments in affiliated money market fund, net	(117,788)	—
Proceeds from sales of investments and principal repayments	98,245	109,193
Net realized (gain) loss	(220)	10,561
Net change in unrealized (appreciation) depreciation on investments	59,330	2,651
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts and transactions	(8)	(47)
Amortization of premium and accretion of discount, net	(3,827)	(3,302)
Amortization of deferred financing costs	712	600
Change in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(159)	66
(Increase) decrease in interest and dividends receivable	(3,394)	(739)
(Increase) decrease in other assets	(131)	157
Increase (decrease) in interest and other debt expenses payable	(260)	(42)
Increase (decrease) in management fees payable	4	530
Increase (decrease) in incentive fees payable	(3,419)	1,860
Increase (decrease) in directors’ fees payable	97	103
Increase (decrease) in accrued expenses and other liabilities	265	(48)
Net cash provided by (used for) operating activities	$(122,776)	$(273,953)
Cash flows from financing activities:
Proceeds from issuance of common stock	$61,806	$124,155
Distributions paid	(44,425)	(34,682)
Financing costs paid	(430)	(148)
Borrowings on debt	238,086	377,785
Repayments of debt	(127,200)	(197,150)
Net cash provided by (used for) financing activities	$127,837	$269,960
Net increase (decrease) in cash	5,061	(3,993)
Effect of foreign exchange rate changes on cash and cash equivalents	9	2
Cash, beginning of period	13,393	15,010
Cash, end of period	$18,463	$11,019
Supplemental and non-cash activities
Interest expense paid	$12,859	$8,413
Accrued but unpaid excise tax expense	$—	$8
Accrued but unpaid distributions	$—	$20,335
Exchange of investments	$11,852	$1,054

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
1st Lien/Senior Secured Debt - 131.81% #
3SI Security Systems, Inc.(1)	Commercial Services & Supplies	6.75%	L + 5.75%; 1.00% Floor	06/16/2023	$2,238	$2,218	$2,171
Accuity Delivery Systems, LLC^ (1) (2)	Health Care Providers & Services	8.32%	L + 7.00%; 1.00% Floor	06/13/2023	14,480	14,200	14,625
Acquia, Inc.(1) (2)	Software	8.00%	L + 7.00%; 1.00% Floor	10/31/2025	18,197	17,865	17,606
Acquia, Inc.(1) (2) (3)	Software		L + 7.00%; 1.00% Floor	10/31/2025	1,946	(35)	(63)
Apptio, Inc.(2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	01/10/2025	46,452	45,701	44,826
Apptio, Inc.(2) (3)	IT Services		L + 7.25%; 1.00% Floor	01/10/2025	3,160	(48)	(111)
Associations, Inc.(1) (2)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	19,596	19,424	18,812
Associations, Inc.(1) (2) (3)	Real Estate Management & Development	8.46%	L + 7.00% (incl. 3.00% PIK); 1.00% Floor	07/30/2024	4,291	3,042	2,907
Associations, Inc.(1) (2)	Real Estate Management & Development	7.46%	L + 6.00%; 1.00% Floor	07/30/2024	836	829	802
Axiom Software(2) (3)	Health Care Technology			07/31/2027	419	—	—
Axiom Software(2) (3)	Health Care Technology			07/31/2026	66	—	—
BJH Holdings III Corp. (dba Jack’s Family Restaurants)(2)	Hotels, Restaurants & Leisure	6.75%	L + 5.75%; 1.00% Floor	08/19/2025	9,051	8,971	8,327
Brillio, LLC(1) (2)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	6,534	6,481	6,305
Brillio, LLC(1) (2) (3)	IT Services	5.75%	L + 4.75%; 1.00% Floor	02/06/2025	2,200	1,100	1,023
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	16,029	15,813	15,548
Bullhorn, Inc.(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	10/01/2025	799	788	775
Bullhorn, Inc.(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	265	261	257
Bullhorn, Inc.(1) (2) (3)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	10/01/2025	1,065	185	167
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	30,076	29,697	28,948
Businessolver.com, Inc.(1) (2)	Health Care Technology	8.50%	L + 7.50%; 1.00% Floor	05/15/2023	4,511	4,450	4,342
Businessolver.com, Inc.(1) (2) (3)	Health Care Technology		L + 7.50%; 1.00% Floor	05/15/2023	3,760	(44)	(141)
CFS Management, LLC (dba Center for Sight Management)(1) (2)	Health Care Providers & Services	7.34%	L + 5.75%; 1.00% Floor	07/01/2024	6,957	6,899	6,609
CFS Management, LLC (dba Center for Sight Management)(1) (2) (3)	Health Care Providers & Services		L + 5.75%; 1.00% Floor	07/01/2024	2,067	(17)	(103)
Chronicle Bidco Inc. (dba Lexitas)(1) (2)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	10,249	10,061	9,915
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services	6.75%	L + 5.75%; 1.00% Floor	11/14/2025	4,318	2,265	2,186
Chronicle Bidco Inc. (dba Lexitas)(1) (2) (3)	Professional Services		L + 5.75%; 1.00% Floor	11/14/2025	1,300	(23)	(42)
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	12,700	12,559	12,287
Collaborative Imaging, LLC (dba Texas Radiology Associates)^^^ (1) (2)	Health Care Providers & Services	7.50%	L + 6.50%; 1.00% Floor	03/28/2025	9,673	9,544	9,359
ConnectWise, LLC(1) (2)	IT Services	7.07%	L + 6.00%; 1.00% Floor	02/28/2025	19,856	19,497	19,112
ConnectWise, LLC(1) (2) (3)	IT Services		L + 6.00%; 1.00% Floor	02/28/2025	1,524	(27)	(57)
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.09%	L + 7.50%; 1.50% Floor	08/30/2024	31,000	30,465	26,350
Convene 237 Park Avenue, LLC (dba Convene)(1) (2)	Real Estate Management & Development	9.13%	L + 7.50%; 1.50% Floor	08/30/2024	9,120	8,999	7,752
CorePower Yoga LLC(2)	Diversified Consumer Services	5.61%	L + 4.75%	05/14/2025	14,771	14,585	13,293
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	236	(3)	(24)
CorePower Yoga LLC(2) (3)	Diversified Consumer Services		L + 4.75%	05/14/2025	1,010	(12)	(101)
CST Buyer Company (dba Intoxalock)(2)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	18,124	17,915	15,949
CST Buyer Company (dba Intoxalock)(2) (3)	Diversified Consumer Services	6.32%	L + 5.25%; 1.00% Floor	10/03/2025	1,294	761	621
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	5,377	5,362	5,216
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	5,083	5,069	4,931
DDS USA Holding, Inc.(1) (2)	Health Care Equipment & Supplies	6.25%	L + 5.25%; 1.00% Floor	06/30/2022	1,533	1,529	1,487
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	€22,707	26,105	25,320
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	5,433	5,396	5,392
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	2,092	2,078	2,077
Diligent Corporation(1) (2) (3)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	1,800	1,561	1,571
Diligent Corporation(1) (2)	Professional Services	6.57%	L + 5.50%; 1.00% Floor	04/14/2022	723	717	717
Diligent Corporation(1) (2)	Professional Services	6.50%	L + 5.50%; 1.00% Floor	04/14/2022	350	347	347
Diligent Corporation(1) (2) (3)	Professional Services		L + 5.50%; 1.00% Floor	04/14/2022	6,083	(42)	(46)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
DocuTAP, Inc.(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	05/12/2025	$34,890	$34,156	$33,843
E2open, LLC(1) (2)	Software	6.75%	L + 5.75%; 1.00% Floor	11/26/2024	24,118	23,914	23,394
Elemica Parent, Inc.(1) (2)	Chemicals	5.81%	L + 5.50%	09/18/2025	4,236	4,142	3,929
Elemica Parent, Inc.(1) (2) (3)	Chemicals	5.98%	L + 5.50%	09/18/2025	550	391	363
Elemica Parent, Inc.(1) (2) (3)	Chemicals		L + 5.50%	09/18/2025	830	(9)	(60)
Empirix, Inc.(1) (2)	Diversified Telecommunication Services	7.25%	L + 6.25%; 1.00% Floor	09/25/2024	31,338	30,924	29,615
Empirix, Inc.(1) (2) (3)	Diversified Telecommunication Services		L + 6.25%; 1.00% Floor	09/25/2023	1,800	(21)	(99)
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	6,347	6,259	6,156
Eptam Plastics, Ltd.(1) (2)	Health Care Equipment & Supplies	6.50%	L + 5.50%; 1.00% Floor	12/06/2025	1,354	1,335	1,313
Eptam Plastics, Ltd.(1) (2) (3)	Health Care Equipment & Supplies		L + 5.50%; 1.00% Floor	12/06/2025	2,708	(18)	(81)
Fenergo Finance 3 Limited(1) (2) (4)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	09/05/2024	€25,300	29,019	27,927
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	1,683	(21)	(29)
Fenergo Finance 3 Limited(1) (2) (3) (4)	Diversified Financial Services		L + 6.00%; 1.00% Floor	09/05/2024	€2,200	(32)	(43)
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure		L + 5.50%; 1.00% Floor	08/21/2023	96	—	(5)
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	4,007	3,978	3,797
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	3,013	2,991	2,855
FWR Holding Corporation (dba First Watch Restaurants) (1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	2,998	2,976	2,840
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	11,306	11,142	10,713
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	2,259	2,227	2,141
FWR Holding Corporation (dba First Watch Restaurants)(1)	Hotels, Restaurants & Leisure	6.50%	L + 5.50%; 1.00% Floor	08/21/2023	1,428	1,408	1,353
FWR Holding Corporation (dba First Watch Restaurants)(1) (3)	Hotels, Restaurants & Leisure	7.10%	L + 5.50%; 1.00% Floor	08/21/2023	1,506	770	712
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.05%	L + 6.00%; 1.00% Floor	09/04/2024	13,830	13,624	13,139
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.00%	L + 6.00%; 1.00% Floor	09/04/2024	7,141	7,032	6,784
Gastro Health Holdco, LLC(1) (2)	Health Care Providers & Services	7.01%	L + 6.00%; 1.00% Floor	09/04/2024	6,903	6,813	6,558
Gastro Health Holdco, LLC(1) (2) (3)	Health Care Providers & Services		L + 6.00%; 1.00% Floor	09/04/2023	2,900	(37)	(145)
GlobalTranz Enterprises, Inc.(2)	Road & Rail	5.18%	L + 5.00%	05/15/2026	11,387	11,188	8,768
Governmentjobs.com, Inc. (dba NeoGov)(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	29,153	28,601	28,570
Governmentjobs.com, Inc. (dba NeoGov)(1) (2) (3)	Software	7.50%	L + 6.50%; 1.00% Floor	02/05/2026	3,887	219	214
Granicus, Inc.(1) (2)	Software	5.75%	L + 4.75%; 1.00% Floor	09/07/2022	14,489	14,392	14,417
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	34,501	34,053	31,568
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)(1) (2) (3)	Hotels, Restaurants & Leisure	7.75%	L + 6.75%; 1.00% Floor	07/09/2025	2,805	876	673
Hygiena Borrower LLC	Life Sciences Tools & Services	5.02%	L + 4.00%; 1.00% Floor	08/26/2022	5,221	5,178	4,960
Hygiena Borrower LLC(3)	Life Sciences Tools & Services		L + 4.00%; 1.00% Floor	08/26/2022	550	(4)	(28)
iCIMS, Inc.(2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	42,594	41,956	40,997
iCIMS, Inc.(2)	Software	7.50%	L + 6.50%; 1.00% Floor	09/12/2024	7,844	7,714	7,550
iCIMS, Inc.(2) (3)	Software		L + 6.50%; 1.00% Floor	09/12/2024	2,662	(38)	(100)
Instructure Holdings(1) (2)	Diversified Consumer Services	8.00%	L + 7.00%; 1.00% Floor	03/24/2026	38,688	38,222	38,205
Instructure Holdings(1) (2) (3)	Diversified Consumer Services		L + 7.00%; 1.00% Floor	03/24/2026	3,000	(36)	(38)

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
Integral Ad Science, Inc.(1) (2)	Interactive Media & Services	8.25%	L + 7.25% (incl. 1.25% PIK); 1.00% Floor	07/19/2024	$36,785	$36,257	$35,314
Integral Ad Science, Inc.(1) (2) (3)	Interactive Media & Services		L + 6.00%; 1.00% Floor	07/19/2023	2,586	(32)	(103)
Internet Truckstop Group, LLC (dba Truckstop)(1) (2)	Transportation Infrastructure	6.50%	L + 5.50%; 1.00% Floor	04/02/2025	32,215	31,550	31,168
Internet Truckstop Group, LLC (dba Truckstop)(1) (2) (3)	Transportation Infrastructure		L + 5.50%; 1.00% Floor	04/02/2025	2,600	(52)	(85)
Lithium Technologies, Inc.(1) (2)	Interactive Media & Services	9.00%	L + 8.00%; 1.00% Floor	10/03/2022	50,047	49,409	47,670
Lithium Technologies, Inc.(1) (2) (3)	Interactive Media & Services	9.21%	L + 8.00%; 1.00% Floor	10/03/2022	3,448	1,684	1,560
Mailgun Technologies, Inc.(1) (2)	Interactive Media & Services	6.58%	L + 5.50%; 1.00% Floor	03/26/2025	23,054	22,668	22,247
Mailgun Technologies, Inc.(1) (2) (3)	Interactive Media & Services		L + 5.50%; 1.00% Floor	03/26/2025	1,448	—	(51)
Midwest Transport, Inc.(1) (2)	Road & Rail	8.07%	L + 7.00%; 1.00% Floor	10/02/2023	16,516	16,401	16,475
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	29,582	29,109	28,990
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)(1) (2) (3)	Health Care Technology	6.50%	L + 5.50%; 1.00% Floor	11/15/2024	4,525	3,733	3,711
MRI Software LLC	Real Estate Management & Development	6.57%	L + 5.50%; 1.00% Floor	02/10/2026	13,608	13,484	12,928
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	990	(9)	(50)
MRI Software LLC(3)	Real Estate Management & Development		L + 5.50%; 1.00% Floor	02/10/2026	1,020	(10)	(51)
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	7,897	7,802	7,601
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/22/2024	5,955	5,851	5,732
Netvoyage Corporation (dba NetDocuments)(1) (2)	Software	8.83%	L + 7.75%; 1.00% Floor	03/24/2022	882	867	849
Netvoyage Corporation (dba NetDocuments)(1) (2) (3)	Software		L + 7.75%; 1.00% Floor	03/24/2022	610	(4)	(23)
Picture Head Midco LLC(1) (2)	Entertainment	7.75%	L + 6.75%; 1.00% Floor	08/31/2023	27,467	27,068	24,857
PlanSource Holdings, Inc.(1) (2)	Health Care Technology	7.95%	L + 6.25%; 1.00% Floor	04/22/2025	33,940	33,371	32,667
PlanSource Holdings, Inc.(1) (2) (3)	Health Care Technology		L + 6.25%; 1.00% Floor	04/22/2025	4,681	(75)	(176)
Power Stop, LLC(2)	Auto Components	4.93%	L + 4.75%	10/19/2025	10,737	10,715	9,663
Premier Imaging, LLC (dba Lucid Health)(1) (2)	Health Care Providers & Services	6.75%	L + 5.75%; 1.00% Floor	01/02/2025	17,170	16,938	16,355
PT Intermediate Holdings III, LLC (dba Parts Town)(2)	Trading Companies & Distributors	6.50%	L + 5.50%; 1.00% Floor	10/15/2025	17,233	17,155	15,338
Riverpoint Medical, LLC(1) (2)	Health Care Equipment & Supplies	5.75%	L + 4.75%; 1.00% Floor	06/21/2025	13,338	13,281	12,471
Riverpoint Medical, LLC(1) (2) (3)	Health Care Equipment & Supplies		L + 4.75%; 1.00% Floor	06/21/2025	2,450	(10)	(159)
Selectquote, Inc.(2)	Insurance	7.01%	L + 6.00%; 1.00% Floor	11/05/2024	12,082	11,868	12,082
SF Home Décor, LLC (dba SureFit Home Décor)(1) (2)	Household Products	10.75%	L + 9.75%; 1.00% Floor	07/13/2022	23,625	23,199	21,322
Shopatron, LLC (dba Kibo)(1) (2)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	8,902	8,827	8,768
Shopatron, LLC (dba Kibo)(1) (2) (5)	Internet & Direct Marketing Retail	9.08%	L + 8.00%; 1.00% Floor	12/18/2020	2,744	2,738	2,702
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.82%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	14,914	14,706	13,124
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.84%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	1,087	1,072	956
SPay, Inc. (dba Stack Sports)(1) (2)	Interactive Media & Services	8.97%	L + 7.75% (incl. 2.00% PIK); 1.00% Floor	06/17/2024	543	540	478
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2)	Health Care Providers & Services	6.50%	L + 5.50%; 1.00% Floor	08/15/2025	15,854	15,645	15,022
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)(1) (2) (3)	Health Care Providers & Services		L + 5.50%; 1.00% Floor	08/15/2025	2,707	(35)	(142)
Viant Medical Holdings, Inc.(2)	Health Care Equipment & Supplies	7.25%	L + 6.25%; 1.00% Floor	07/02/2025	19,021	18,728	17,500
Villa Bidco Inc (dba Authority Brands)(1) (2)	Diversified Consumer Services	6.75%	L + 5.75%; 1.00% Floor	03/21/2025	16,133	15,788	15,770
Villa Bidco Inc (dba Authority Brands)(1) (2) (3)	Diversified Consumer Services	8.00%	P + 4.75%	03/21/2025	1,297	330	329

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

Investment *	Industry	Interest Rate (+)	Reference Rate and Spread (+)	Maturity	Par Amount/ Shares (++)	Cost	Fair Value
VRC Companies, LLC (dba Vital Records Control)(1)	Commercial Services & Supplies	7.50%	L + 6.50%; 1.00% Floor	03/31/2023	$9,951	$9,887	$9,876
VRC Companies, LLC (dba Vital Records Control)(1) (3)	Commercial Services & Supplies		L + 6.50%; 1.00% Floor	03/31/2022	249	(1)	(2)
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	14,933	14,677	14,299
WebPT, Inc.(1) (2)	Health Care Technology	7.75%	L + 6.75%; 1.00% Floor	08/28/2024	1,556	1,529	1,489
WebPT, Inc.(1) (2) (3)	Health Care Technology		L + 6.75%; 1.00% Floor	08/28/2024	1,867	(16)	(79)
Wine.com, LLC(1) (2)	Beverages	8.00%	L + 7.00%; 1.00% Floor	11/14/2024	9,000	8,860	8,978
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (4)	Real Estate Management & Development	7.50%	L + 6.50%; 1.00% Floor	06/13/2025	47,220	46,410	46,275
Wolfpack IP Co. (dba Lone Wolf Technologies)(1) (2) (3) (4)	Real Estate Management & Development		L + 6.50%; 1.00% Floor	06/13/2025	4,722	(78)	(94)
WorkForce Software, LLC(1) (2)	Software	7.50%	L + 6.50%; 1.00% Floor	07/31/2025	12,764	12,541	12,062
WorkForce Software, LLC(1) (2) (3)	Software		L + 6.50%; 1.00% Floor	07/31/2025	1,123	(19)	(62)
Wrike, Inc.(2)	Professional Services	7.83%	L + 6.75%; 1.00% Floor	12/31/2024	32,260	31,719	31,292
Wrike, Inc.(2) (3)	Professional Services		L + 6.75%; 1.00% Floor	12/31/2024	2,300	(35)	(69)
Xactly Corporation(1) (2)	IT Services	8.25%	L + 7.25%; 1.00% Floor	07/29/2022	34,852	34,493	34,155
Xactly Corporation(1) (2) (3)	IT Services		L + 7.25%; 1.00% Floor	07/29/2022	2,177	(18)	(44)
Yasso, Inc.(1) (2)	Food Products	8.82%	L + 7.75%; 1.00% Floor	03/23/2022	7,369	7,310	7,369
Total 1st Lien/Senior Secured Debt						1,335,588	1,288,224

1st Lien/Last-Out Unitranche (6) - 10.17%
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	27,300	26,705	26,276
Doxim, Inc.(1) (2)	Diversified Financial Services	7.00%	L + 6.00%; 1.00% Floor	02/28/2024	22,376	21,901	21,537
RugsUSA, LLC(1) (2)	Household Products	7.50%	L + 6.50%; 1.00% Floor	04/30/2023	8,330	8,279	8,122
Smarsh, Inc.(1) (2)	Interactive Media & Services	8.88%	L + 7.88%; 1.00% Floor	03/31/2021	44,033	43,819	43,482
Total 1st Lien/Last-Out Unitranche						100,704	99,417

2nd Lien/Senior Secured Debt - 26.55%
American Dental Partners, Inc.(1) (2)	Health Care Providers & Services	9.50%	L + 8.50%; 1.00% Floor	09/25/2023	5,333	5,256	4,799
Chase Industries, Inc. (dba Senneca Holdings)(1) (2) (7)	Building Products		11.00% PIK	05/11/2026	12,150	11,847	—
Chase Industries, Inc. (dba Senneca Holdings)(1) (2)	Building Products	10.00% PIK	10.00% PIK	11/11/2025	12,150	10,702	9,842
ERC Finance, LLC (dba Eating Recovery Center)(1) (2)	Health Care Providers & Services	9.22%	L + 8.22%; 1.00% Floor	09/22/2025	25,400	24,978	24,511
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	8.95%	L + 7.50%	07/31/2025	10,000	9,803	9,025
Genesis Acquisition Co. (dba ProCare Software)(1) (2)	Diversified Financial Services	7.67%	L + 7.50%	07/31/2025	2,500	2,445	2,256
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	2,650	2,615	2,531
Hygiena Borrower LLC(1)	Life Sciences Tools & Services	8.75%	L + 7.75%; 1.00% Floor	08/26/2023	139	137	133
ICP Industrial, Inc.(1) (2)	Chemicals	9.25%	L + 8.25%; 1.00% Floor	05/03/2024	28,900	28,420	27,816
Intelligent Medical Objects, Inc.(1) (2)	Health Care Technology	9.50%	L + 8.50%; 1.00% Floor	12/22/2024	21,900	21,495	21,024
Market Track, LLC(1) (2)	Media	8.75%	L + 7.75%; 1.00% Floor	06/05/2025	20,000	19,578	18,700
National Spine and Pain Centers, LLC(1)(2)	Health Care Providers & Services	9.25%	L + 8.25%; 1.00% Floor	12/02/2024	17,400	17,047	16,182
Odyssey Logistics & Technology Corporation(2)	Road & Rail	9.07%	L + 8.00%; 1.00% Floor	10/12/2025	26,626	26,174	21,301
SMB Shipping Logistics, LLC (dba Worldwide Express)(1) (2)	Air Freight & Logistics	9.00%	L + 8.00%; 1.00% Floor	02/03/2025	25,000	24,690	23,250
Spectrum Plastics Group, Inc.(2)	Containers & Packaging	8.07%	L + 7.00%	01/31/2026	6,278	6,254	4,708
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	9.75%	L + 8.75%; 1.00% Floor	09/29/2025	9,700	9,606	9,021
USRP Holdings, Inc. (dba U.S. Retirement Partners)(1) (2)	Insurance	9.83%	L + 8.75%; 1.00% Floor	09/29/2025	1,584	1,569	1,473
Xcellence, Inc. (dba Xact Data Discovery)(1) (2)	IT Services	9.75%	L + 8.75%; 1.00% Floor	06/22/2024	26,100	25,616	24,273
YI, LLC (dba Young Innovations)(1) (2)	Health Care Equipment & Supplies	8.82%	L + 7.75%; 1.00% Floor	11/07/2025	21,608	21,122	18,853
Zep Inc.(2)	Chemicals	9.32%	L + 8.25%; 1.00% Floor	08/11/2025	30,500	29,942	19,825
Total 2nd Lien/Senior Secured Debt						299,296	259,523

The accompanying notes are part of these unaudited consolidated financial statements.

Investment *	Industry	Par Amount/ Shares (++)	Cost	Fair Value
Preferred Stock * - 1.47%
Accuity Delivery Systems, LLC^ (1) (2) (8) (9)	Health Care Providers & Services	136,589	$4,500	$8,550
Wine.com, LLC(1) (2) (8) (9)	Beverages	314,154	2,700	5,831
Total Preferred Stock			7,200	14,381

Common Stock * - 1.46%
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B^^^ (1) (2) (9)	Health Care Providers & Services	11,719	1,580	2,007

Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units^^^ (1) (2) (4) (8) (9)	Health Care Providers & Services	11,060	220	399
Country Fresh Holding Company Inc.(1) (2) (8) (9)	Food Products	843	1,053	191
Elah Holdings, Inc.^ (1) (2) (8) (9)	Capital Markets	65,436	3,163	3,163
National Spine and Pain Centers, LLC(1) (2) (8) (9)	Health Care Providers & Services	500	500	25
Wrike, Inc.(1) (2) (8) (9)	Professional Services	4,949,520	3,075	7,969
Yasso, Inc.(1) (2) (8) (9)	Food Products	790	790	479
Total Common Stock			10,381	14,233

Warrants - 0.00%
KDOR Holdings Inc. (dba Senneca Holdings)(1) (2) (9)	Building Products	1,406	$1,036	$—
KDOR Holdings Inc. (dba Senneca Holdings)(1) (2) (9)	Building Products	176	130	—
Total Warrants			1,166	—

	Yield	Shares	Cost	Fair Value
Investments in Affiliated Money Market Fund * - 12.05%
Goldman Sachs Financial Square Government Fund - Institutional Shares^^^ (10)	0.15%	117,787,817	117,788	117,788
Total Investments in Affiliated Money Market Fund			117,788	117,788

TOTAL INVESTMENTS - 183.51%			$1,872,123	$1,793,566

LIABILITIES IN EXCESS OF OTHER ASSETS - (83.51%)				$(816,201)

NET ASSETS - 100.00%				$977,365

The accompanying notes are part of these unaudited consolidated financial statements.

Goldman Sachs Middle Market Lending Corp.

Consolidated Schedule of Investments as of June 30, 2020

(in thousands, except share and per share amounts)

(Unaudited)

*	Assets are pledged as collateral for the Truist Revolving Credit Facility. See Note 6 “Debt”.
#	Percentages are based on net assets.
(+)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either LIBOR ("L") or alternate base rate (commonly based on the Prime Rate ("P")), at the borrower's option, which reset periodically based on the terms of the credit agreement. L loans are typically indexed to 12 month, 6 month, 3 month, 2 month, 1 month or 1 week L rates. As of June 30, 2020, rates for the 12 month, 6 month, 3 month, 2 month, 1 month and 1 week L are 0.55%, 0.37%, 0.30%, 0.23%, 0.16% and 0.10%, respectively. As of June 30, 2020, P was 3.25%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2020.

(++)

The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$") unless otherwise noted, Euro ("€").

^

As defined in the Investment Company Act of 1940, the portfolio company is deemed to be an “affiliated person” of the Company because the Company owns, either directly or indirectly, 5% or more of the portfolio company's outstanding voting securities. See Note 3 “Significant Agreements and Related Party Transactions”.

^^^	The portfolio company is otherwise deemed to be an “affiliated person” of the Company under the Investment Company Act of 1940. See Note 3 "Significant Agreements and Related Party Transactions".
(1)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.
(2)

Represent co-investments made with certain funds managed by the Investment Adviser in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 8 "Commitments and Contingencies".

(4)

The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020 the aggregate fair value of these securities is $74,435 or 4.08% of the Company's total assets.

(5)	The investment includes an exit fee that is receivable upon repayment of the loan. See Note 2 "Significant Accounting Policies".
(6)

In exchange for the greater risk of loss, the “last-out” portion of the Company's unitranche loan investment generally earns a higher interest rate than the “first-out” portions. The “first-out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last-out” portion that the Company would continue to hold.

(7)	The investment is on non-accrual status as of June 30, 2020.
(8)	Non-income producing security.
(9)

Securities exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2020, the aggregate fair value of these securities is $28,614 or 2.93% of the Company's net assets. The acquisition dates of the restricted securities are as follows:

Investment	Acquisition Date
Accuity Delivery Systems, LLC - Preferred Stock	06/13/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Class B - Common Stock	03/30/2018
Collaborative Imaging Holdco, LLC (dba Texas Radiology Associates) - Performance Units - Common Stock	03/30/2018
Country Fresh Holding Company Inc. - Common Stock	04/29/2019
Elah Holdings, Inc. - Common Stock	05/09/2018
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
KDOR Holdings Inc. (dba Senneca Holdings) - Warrants	05/29/2020
National Spine and Pain Centers, LLC - Common Stock	06/02/2017
Wine.com, LLC - Preferred Stock	11/14/2018
Wrike, Inc. - Common Stock	12/31/2018
Yasso, Inc. - Common Stock	03/23/2017

(10)	The rate shown is the annualized seven-day yield as of June 30, 2020.

   PIK – Payment-In-Kind

ADDITIONAL INFORMATION

Foreign currency forward contracts

Counterparty	Currency Purchased	Currency Sold	Settlement	Unrealized Appreciation (Depreciation)
Bank of America, N.A.	USD 549	EUR 446	07/06/2020	$48
Bank of America, N.A.	USD 321	EUR 288	07/06/2020	(2)
Bank of America, N.A.	USD 729	EUR 650	10/05/2020	(4)
Bank of America, N.A.	USD 716	EUR 635	01/05/2021	(1)
Bank of America, N.A.	USD 702	EUR 620	04/06/2021	—
Bank of America, N.A.	USD 701	EUR 617	07/06/2021	2
Bank of America, N.A.	USD 400	EUR 350	10/05/2021	2
				$45

Currency Abbreviations:
EUR - Euro
USD - U.S. Dollar

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

From December 29, 2016 through September 29, 2017 (the “Final Closing Date”) the Company conducted an offering pursuant to which investors made capital commitments (each, a “Commitment”) to purchase shares of the Company’s common stock pursuant to subscription agreements (“Subscription Agreements”) entered into with the Company pursuant to which each investor agreed to purchase common stock for an aggregate purchase price equal to its Commitment. Each investor is required to purchase shares of the Company’s common stock each time the Company delivers a drawdown notice at least five business days prior to the required funding date (the “Initial Drawdown Date”). The offering and sale of common stock is exempt from registration pursuant to Regulation D and Regulation S promulgated under the U.S. Securities Act of 1933, as amended, for offers and sales of securities that do not involve a public offering and for offers and sale of securities outside of the United States.

GS & Co. and Goldman Sachs International assisted the Company in conducting its private placement offering pursuant to agreements between the Company and each of GS & Co. and Goldman Sachs International.

The investment period commenced on December 29, 2016 (the “Initial Closing Date”). On August 8, 2019, our board of directors (the “Board of Directors”) extended the investment period for one additional six-month period from September 29, 2019 to March 29, 2020 (the “Investment Period”). The Investment Period expired on March 29, 2020. Following the end of the Investment Period, the Company has the right to issue drawdowns only (i) to pay, and/or establish reserves for, actual or anticipated Company expenses, liabilities, including the payment or repayment of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, or other obligations, contingent or otherwise, including the Management Fee (as defined below), whether incurred before or after the end of the investment period, (ii) to fulfill investment commitments made or approved by the investment committee of GSAM’s Private Credit Group (the “Investment Committee”) prior to the expiration of the Investment Period, (iii) to engage in hedging transactions or (iv) to make additional investments in existing portfolio companies (including transactions to hedge interest rate or currency risks related to such additional investment). Subject to the requirements of Subchapter M of the Code and the terms of any indebtedness, proceeds realized by the Company prior to the sixth anniversary of the Final Closing Date from the sale or repayment of any investment (as opposed to investment income) up to the cost of any such investment, may be retained and reinvested by the Company.

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

On December 9, 2019, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Goldman Sachs BDC, Inc., a Delaware corporation (“GS BDC”), Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of the Company and GS BDC (together with the Company, GS BDC and Merger Sub, the “Parties”). Due to the volatility of the market price of GS BDC’s common stock (“GS BDC Common Stock”) precipitated by the COVID-19 pandemic, it became unclear whether a closing condition in the Original Merger Agreement that required the Company’s stockholders to receive shares of GS BDC Common Stock that have a market value in excess of the Company’s net asset value (“NAV”) would be satisfied. As a result, on June 11, 2020, the Parties amended and restated the Original Merger Agreement in its entirety (as amended and restated, the “Amended and Restated Merger Agreement”) to, among other things, change the consideration to be paid to the Company’s stockholders from 0.9939 shares of GS BDC Common Stock for each share of the Company’s common stock under the Original Merger Agreement to NAV for NAV (i.e., a number of shares of GS BDC Common Stock with a NAV equal to the NAV per share of the Company’s common stock (such number of shares of GS BDC Common Stock, the “Exchange Ratio”), in each case determined no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the First Merger (as defined below)) (the “Merger Consideration”).

The Amended and Restated Merger Agreement provides that, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “First Merger”) and, immediately thereafter, the Company will merge with and into GS BDC, with GS BDC continuing as the surviving company (the “Second Merger” and, together with the First Merger, the “Merger”). For further information, see Note 12 “Pending Merger with GS BDC.”

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

Certain financial information that is included in annual consolidated financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K, which was filed with the SEC on February 27, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Prepayment premiums	$146	$1,141	$146	$1,213
Accelerated amortization of upfront loan origination fees and unamortized discounts	$305	$1,113	$889	$1,227

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had an investment held in one portfolio company on non-accrual status, which represented 0.7% and 0.0% of the total investments (excluding an investment in a money market fund managed by an affiliate of Group Inc. of $117,788) at amortized cost and at fair value. As of December 31, 2019, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations or alternative price sources. In the absence of quoted market prices, broker or dealer quotations or alternative price sources, investments are measured at fair value as determined by the Board of Directors within the meaning of the Investment Company Act.

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

Cash

Cash consists of deposits held at a custodian bank. As of June 30, 2020 and December 31, 2019, the Company held an aggregate cash balance of $18,463 and $13,393. Foreign currency of $1,952 and $1,299 (acquisition cost of $1,930 and $1,286) is included in cash as of June 30, 2020 and December 31, 2019.

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

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its stockholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated undistributed taxable income as required.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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

New Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The Company adopted this ASU in June 2020 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending certain disclosure requirements applicable to acquisitions and dispositions of businesses, including real estate operations and investment companies. The final rule is effective on January 1, 2021. Voluntary early adoption is permitted immediately, provided that the new rules are applied in their entirety from the date of early adoption. The Company is currently evaluating the impact of adopting the final rule on its consolidated financial statements.

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

For the three and six months ended June 30, 2020, Management Fees amounted to $3,524 and $7,025. As of June 30, 2020, $3,524 remained payable. For the three and six months ended June 30, 2019, Management Fees amounted to $3,429 and $6,656.

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

For the three and six months ended June 30, 2020, the Company did not accrue any Incentive Fees based on income. As of June 30, 2020, no Incentive Fees based on income remained payable. For the three and six months ended June 30, 2019, the Company accrued an Incentive Fee based on income of $5,372 and $11,340.

For the three and six months ended June 30, 2020 and 2019, the Company did not accrue or pay any Incentive Fees based on capital gains.

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

For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Administrator and the Custodian of $301 and $600. As of June 30, 2020, $199 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Administrator and the Custodian of $278 and $537.

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

For the three and six months ended June 30, 2020, the Company incurred expenses for services provided by the Transfer Agent of $285 and $565. As of June 30, 2020, $285 remained payable. For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Transfer Agent of $274 and $533.

Affiliates

The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions(2)	Gross Reductions(3)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2020
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$307,865	$(190,077)	$—	$—	$117,788	$58
Accuity Delivery Systems, LLC	21,571	41	—	—	1,563	23,175	716
Collaborative Imaging, LLC (dba Texas Radiology Associates)	24,864	23	—	—	(835)	24,052	918
Elah Holdings, Inc.	3,163	—	—	—	—	3,163	—
Total Non-Controlled Affiliates	$49,598	$307,929	$(190,077)	$—	$728	$168,178	$1,692

For the Year Ended December 31, 2019
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund(1)	$—	$205,169	$(205,169)	$—	$—	$—	$45
Accuity Delivery Systems, LLC	19,482	75	—	—	2,014	21,571	1,479
Collaborative Imaging, LLC (dba Texas Radiology Associates)	14,594	9,555	—	—	715	24,864	1,513
Elah Holdings, Inc.	3,163	—	—	—	—	3,163	—
Total Non-Controlled Affiliates	$37,239	$214,799	$(205,169)	$—	$2,729	$49,598	$3,037

(1)	Fund advised by an affiliate of Goldman Sachs.
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2020 and December 31, 2019, there were $354 and $417, included within accrued expenses and other liabilities paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4.	INVESTMENTS

The Company’s investments (excluding an investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	June 30, 2020		December 31, 2019
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$1,335,588	$1,288,224	$1,272,044	$1,266,486
1st Lien/Last-Out Unitranche	100,704	99,417	100,829	100,797
2nd Lien/Senior Secured Debt	299,296	259,523	311,933	294,165
Preferred Stock	7,200	14,381	7,200	10,137
Common Stock	10,381	14,233	10,381	11,575
Warrants	1,166	—	—	—
Total Investments	$1,754,335	$1,675,778	$1,702,387	$1,683,160

The industry composition of the Company’s portfolio at fair value and net assets was as follows:

	June 30, 2020		December 31, 2019
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Health Care Technology	10.1%	17.3%	10.1%	18.0%
Interactive Media & Services	9.8	16.9	10.0	17.8
Software	9.5	16.2	10.1	18.0
Health Care Providers & Services	9.4	16.0	11.5	20.5
IT Services	7.7	13.3	7.8	14.0
Real Estate Management & Development	6.9	11.8	5.9	10.4
Professional Services	6.2	10.6	5.8	10.3
Diversified Financial Services	5.2	8.9	5.1	9.1
Diversified Consumer Services	5.0	8.6	1.8	3.2
Health Care Equipment & Supplies	4.0	6.9	4.2	7.5
Hotels, Restaurants & Leisure	3.9	6.7	3.9	7.0
Chemicals	3.1	5.3	2.8	5.1
Road & Rail	2.8	4.8	3.1	5.6
Transportation Infrastructure	1.8	3.2	1.9	3.4
Diversified Telecommunication Services	1.8	3.0	1.7	3.0
Household Products	1.7	3.0	1.9	3.3
Entertainment	1.5	2.5	1.6	2.9
Air Freight & Logistics	1.4	2.4	1.5	2.6
Insurance	1.3	2.3	1.6	2.8
Media	1.1	1.9	1.1	2.1
Trading Companies & Distributors	0.9	1.6	1.0	1.8
Beverages	0.9	1.5	0.7	1.3
Commercial Services & Supplies	0.7	1.2	0.7	1.3
Internet & Direct Marketing Retail	0.7	1.2	0.7	1.2
Building Products	0.6	1.0	1.4	2.4
Auto Components	0.6	1.0	0.6	1.1
Food Products	0.5	0.8	0.5	0.9
Life Sciences Tools & Services	0.4	0.8	0.5	0.8
Containers & Packaging	0.3	0.5	0.3	0.5
Capital Markets	0.2	0.3	0.2	0.3
Total	100.0%	171.5%	100.0%	178.2%

The geographic composition of the Company’s portfolio at fair value was as follows:

Geographic	June 30, 2020	December 31, 2019
United States	95.6%	95.6%
Canada	2.7	2.7
Ireland	1.7	1.7
Total	100.0%	100.0%

5.	FAIR VALUE MEASUREMENT

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

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets and liabilities as of June 30, 2020 and December 31, 2019. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest yield in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets and liabilities.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range(4) of Significant Unobservable Inputs	Weighted Average(5)
As of June 30, 2020
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$1,044,664	Discounted cash flows	Discount Rate	5.9% - 16.6%	8.8%
1st Lien/Last-Out Unitranche	99,417	Discounted cash flows	Discount Rate	8.6% - 10.7%	9.9%
2nd Lien/Senior Secured	203,847	Discounted cash flows	Discount Rate	10.1% - 13.3%	11.0%
	9,842	Comparable multiples	EV/EBITDA(6)	7.2x - 22.3x	10.5x
Equity
Preferred Stock	$8,550	Comparable multiples	EV/EBITDA(6)	4.1x - 22.2x	18.2x
	5,831	Comparable multiples	EV/Revenue	1.4x - 3.8x	1.1x
Common Stock	5,569	Discounted cash flows	Discount Rate	13.1% - 31.5%	24.3%
	575	Comparable multiples	EV/EBITDA(6)	9.7x - 10.0x	9.8x
	8,089	Comparable multiples	EV/Revenue	2.5x - 11.9x	11.7x

As of December 31, 2019
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured	$1,031,569	Discounted cash flows	Discount Rate	6.5% - 13.3%	8.7%
1st Lien/Last-Out Unitranche	100,797	Discounted cash flows	Discount Rate	8.5% - 10.1%	9.8%
2nd Lien/Senior Secured	233,672	Discounted cash flows	Discount Rate	9.9% - 12.4%	10.7%
Equity
Preferred Stock	$7,200	Comparable multiples	EV/EBITDA(6)	4.2x - 30.2x	19.0x
	2,937	Comparable multiples	EV/Revenue	1.0x - 3.2x	1.3x
Common Stock	6,045	Discounted cash flows	Discount Rate	13.9% - 31.0%	23.9%
	1,156	Comparable multiples	EV/EBITDA(6)	8.5x - 12.7x	9.7x
	4,374	Comparable multiples	EV/Revenue	2.3x - 9.7x	9.6x

(1)

As of June 30, 2020, included within Level 3 assets of $1,605,168 is an amount of $218,784 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,347,928 or 85.5% of Level 3 bank loans, corporate debt, and other debt obligations.

(2)

As of December 31, 2019, included within Level 3 assets of $1,579,087 is an amount of $191,337 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $1,366,038 or 87.7% of Level 3 bank loans, corporate debt, and other debt obligations.

(3)

The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.

(4)	The range for an asset category consisting of a single investment represents the relevant market data considered in determining the fair value of the investment.
(5)

Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

(6)	Enterprise value of portfolio company as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).

As noted above, the income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, in the fair value.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	June 30, 2020				December 31, 2019
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$44,601	$1,243,623	$1,288,224	$—	$58,830	$1,207,656	$1,266,486
1st Lien/Last-Out Unitranche	—	—	99,417	99,417	—	—	100,797	100,797
2nd Lien/Senior Secured Debt	—	26,009	233,514	259,523	—	45,243	248,922	294,165
Preferred Stock	—	—	14,381	14,381	—	—	10,137	10,137
Common Stock	—	—	14,233	14,233	—	—	11,575	11,575
Warrants	—	—	—	—	—	—	—	—
Affiliated Money Market Fund	117,788	—	—	117,788	—	—	—	—
Total assets	$117,788	$70,610	$1,605,168	$1,793,566	$—	$104,073	$1,579,087	$1,683,160
Foreign currency forward contracts (asset)(1)	$—	$45	$—	$45	$—	$46	$—	$46

(1)	Amounts disclosed represent the unrealized appreciation on the foreign currency forward contracts.

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In(2)	Transfers Out(3)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2020
1st Lien/Senior Secured Debt	$1,207,656	$127,723	$220	$(37,327)	$(59,509)	$2,644	$14,419	$(12,203)	$1,243,623	$(37,566)
1st Lien/Last-Out Unitranche	100,797	—	—	(1,255)	(396)	271	—	—	99,417	(1,255)
2nd Lien/Senior Secured Debt	248,922	13,155	—	(17,135)	(11,852)	424	—	—	233,514	(17,134)
Preferred Stock	10,137	—	—	4,244	—	—	—	—	14,381	4,244
Common Stock	11,575	—	—	2,658	—	—	—	—	14,233	2,658
Warrants	—	1,166	—	(1,166)	—	—	—	—	—	(1,166)
Total assets	$1,579,087	$142,044	$220	$(49,981)	$(71,757)	$3,339	$14,419	$(12,203)	$1,605,168	$(50,219)

For the Six Months Ended June 30, 2019
1st Lien/Senior Secured Debt	$644,913	$354,793	$(9)	$(1,028)	$(101,105)	$2,628	$—	$—	$900,192	$(573)
1st Lien/Last-Out Unitranche	90,582	3,940	—	(102)	(226)	244	—	—	94,438	(102)
2nd Lien/Senior Secured Debt	300,116	21,594	(10,553)	2,046	(8,345)	380	—	(41,466)	263,772	122
Preferred Stock	8,100	—	—	898	—	—	—	—	8,998	898
Common Stock	9,825	1,054	—	2,683	—	—	—	—	13,562	2,683
Total assets	$1,053,536	$381,381	$(10,562)	$4,497	$(109,676)	$3,252	$—	$(41,466)	$1,280,962	$3,028

(1)	Purchases may include PIK and securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)	Transfers in were primarily due to decreased price transparency.
(3)	Transfers out were primarily due to increased price transparency.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2020 and December 31, 2019, approximates its carrying value because the Truist Revolving Credit Facility has variable interest based on selected short term rates.

6.	DEBT

In accordance with the Investment Company Act, with certain exceptions, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). As of June 30, 2020 and December 31, 2019, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 216% and 228%.

The Company’s outstanding debt was as follows:

	June 30, 2020			December 31, 2019
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
Truist Revolving Credit Facility(1)(2)	$850,000	$9,369	$840,872	$850,000	$120,648	$729,986
Total Debt	$850,000	$9,369	$840,872	$850,000	$120,648	$729,986

(1)

The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of June 30, 2020, the Company had outstanding borrowings denominated in USD of $787,000 and in Euros (EUR) of 47,950. As of December 31, 2019, the Company had outstanding borrowings denominated in USD of $676,200 and in EUR of 47,950.

(2)	Provides, under certain circumstances, a total borrowing capacity of $900,000.

The weighted average interest rates of the aggregate borrowings outstanding for the six months ended June 30, 2020 and for the year ended December 31, 2019 were 3.26% and 4.27%.

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

Costs of $5,626 were incurred in connection with obtaining and amending the Truist Revolving Credit Facility and exercising its right under the accordion feature, which have been recorded as deferred financing costs on the Consolidated Statements of Assets and Liabilities and are being amortized over the life of the Truist Revolving Credit Facility using the straight-line method. As of June 30, 2020 and December 31, 2019, outstanding deferred financing costs were $2,335 and $2,617.

The below table presents the summary information of the Truist Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Borrowing interest expense	$5,788	$4,537	$12,742	$8,411
Facility fees	22	215	146	457
Amortization of financing costs	344	305	712	600
Total	$6,154	$5,057	$13,600	$9,468
Weighted average interest rate	2.77%	4.46%	3.26%	4.44%
Average outstanding balance	$839,793	$408,016	$786,437	$381,657

7.	DERIVATIVES

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

For the three and six months ended June 30, 2020, the Company’s average USD notional exposure to foreign currency forward contracts were $4,339 and $4,731. For the three and six months ended June 30, 2019, the Company’s average USD notional exposure to foreign currency forward contracts were $3,894 and $4,323.

The table below sets forth the Company’s net exposure to foreign currency forward contracts by counterparty that are subject to ISDA Master Agreements or similar agreements:

	Presented on the Consolidated Statements of Assets and Liabilities
	Gross Amount of Assets	Gross Amount of (Liabilities)	Net Amount of Assets or (Liabilities)	Collateral (Received) Pledged (1)	Net Amounts (2)
June 30, 2020
Bank of America, N.A.	$45	$—	$45	$—	$45

December 31, 2019
Bank of America, N.A.	$46	$—	$46	$—	$46

(1)	Amount excludes excess cash collateral paid.
(2)

Net amount represents the net amount due (to) from counterparty in the event of a default based on the contractual setoff rights under the agreement. Net amount excludes any over-collateralized amounts.

The effect of transactions in derivative instruments to the Consolidated Statements of Operations was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gain (loss) on foreign currency forward contracts	$72	$—	$110	$12
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(111)	(63)	(1)	45
Total net realized and unrealized gains (losses) on foreign currency forward contracts	$(39)	$(63)	$109	$57

8.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Stock	$1,034,646	$—	100%	$1,034,992	$62,152	94%

Portfolio Company Commitments

The Company may enter into investment commitments to fund investments through signed commitment letters which in certain circumstances may be disclosed by the Company. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2020, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
1st Lien/Senior Secured Debt
Diligent Corporation	12/19/2020	$6,083	$6,083	$(46)	$(61)
Brillio, LLC	2/6/2021	1,100	2,200	(39)	(22)
CorePower Yoga LLC	5/14/2021	236	2,692	(24)	(40)
CFS Management, LLC (dba Center for Sight Management)	7/1/2021	2,067	2,067	(103)	(21)
Associations, Inc.	7/30/2021	1,212	1,299	(48)	(13)
WebPT, Inc.	8/28/2021	1,867	1,867	(79)	(37)
Elemica Parent, Inc.	9/18/2021	830	830	(60)	(21)
Bullhorn, Inc.	10/1/2021	865	1,065	(26)	(16)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2021	1,992	4,330	(65)	(43)
Eptam Plastics, Ltd.	12/6/2021	2,708	2,708	(81)	(20)
FWR Holding Corporation (dba First Watch Restaurants)	12/20/2021	96	—	(5)	—
MRI Software LLC	2/10/2022	1,020	—	(51)	—
Netvoyage Corporation (dba NetDocuments)	3/24/2022	610	610	(23)	(8)
VRC Companies, LLC (dba Vital Records Control)	3/31/2022	249	111	(2)	(1)
Diligent Corporation	4/14/2022	216	216	(2)	(2)
Xactly Corporation	7/29/2022	2,177	2,177	(44)	(27)
Hygiena Borrower LLC	8/26/2022	550	550	(28)	(11)
Lithium Technologies, Inc.	10/3/2022	1,724	3,448	(82)	(52)
Businessolver.com, Inc.	5/15/2023	3,760	2,256	(141)	(39)
Integral Ad Science, Inc.	7/19/2023	2,586	2,586	(103)	(39)
FWR Holding Corporation (dba First Watch Restaurants)	8/21/2023	715	226	(38)	(2)
Gastro Health Holdco, LLC	9/4/2023	2,900	2,900	(145)	(44)
Empirix, Inc.	9/25/2023	1,800	1,800	(99)	(180)
Fenergo Finance 3 Limited	9/5/2024	2,472	2,468	(43)	(19)
Fenergo Finance 3 Limited	9/5/2024	1,683	1,683	(29)	(13)
iCIMS, Inc.	9/12/2024	2,662	2,662	(100)	(47)
MMIT Holdings, LLC (dba Managed Markets Insight & Technology)	11/15/2024	724	3,258	(14)	(57)
Wrike, Inc.	12/31/2024	2,300	2,300	(69)	(46)
Apptio, Inc.	1/10/2025	3,160	3,160	(111)	(55)
ConnectWise, LLC	2/28/2025	1,524	1,524	(57)	(19)
Villa Bidco Inc (dba Authority Brands)	3/21/2025	939	—	(21)	—
Mailgun Technologies, Inc.	3/26/2025	1,448	1,448	(51)	(25)
Internet Truckstop Group, LLC (dba Truckstop)	4/2/2025	2,600	2,600	(85)	(39)
PlanSource Holdings, Inc.	4/22/2025	4,681	4,681	(176)	(94)
CorePower Yoga LLC	5/14/2025	1,010	1,009	(101)	(15)
Wolfpack IP Co. (dba Lone Wolf Technologies)	6/13/2025	4,722	4,722	(94)	(94)
Riverpoint Medical, LLC	6/21/2025	2,450	2,450	(159)	(25)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	7/9/2025	1,893	2,384	(161)	(48)
WorkForce Software, LLC	7/31/2025	1,123	1,123	(62)	(23)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2025	2,707	2,572	(142)	(45)

		Unfunded Commitment Balances(2)		Fair Value(3)
	Commitment Expiration Date(1)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Elemica Parent, Inc.	9/18/2025	147	366	(11)	(9)
CST Buyer Company (dba Intoxalock)	10/3/2025	517	1,294	(62)	—
Acquia, Inc.	10/31/2025	1,946	1,946	(63)	(39)
Chronicle Bidco Inc. (dba Lexitas)	11/14/2025	1,300	1,300	(42)	(26)
Governmentjobs.com, Inc. (dba NeoGov)	2/5/2026	3,595	—	(72)	—
MRI Software LLC	2/10/2026	990	—	(50)	—
Instructure Holdings	3/24/2026	3,000	—	(38)	—
Axiom Software	7/31/2026	64	—	—	—
Axiom Software	7/31/2027	407	—	—	—
Gastro Health Holdco, LLC	4/13/2020	—	1,072	—	(16)
GlobalTranz Enterprises, Inc.	5/15/2020	—	2,968	—	(267)
Hygiena Borrower LLC	6/29/2020	—	814	—	(16)
Convene 237 Park Avenue, LLC (dba Convene)	8/30/2020	—	9,120	—	(182)
FWR Holding Corporation (dba First Watch Restaurants)	2/28/2021	—	3,040	—	(30)
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	8/15/2021	—	6,768	—	(118)
Gastro Health Holdco, LLC	9/13/2021	—	7,200	—	(108)
DDS USA Holding, Inc.	6/30/2022	—	1,380	—	(7)
SPay, Inc. (dba Stack Sports)	6/17/2024	—	543	—	(18)
Associations, Inc.	7/30/2024	—	836	—	(8)
WebPT, Inc.	8/28/2024	—	1,556	—	(31)
Bullhorn, Inc.	10/1/2025	—	799	—	(12)
Eptam Plastics, Ltd.	12/6/2025	—	1,015	—	(15)
Total 1st Lien/Senior Secured Debt		$87,427	$124,082	$(3,147)	$(2,265)
2nd Lien/Senior Secured Debt
USRP Holdings, Inc. (dba U.S. Retirement Partners)	3/29/2020	$ —	$816	$ —	$(8)
Hygiena Borrower LLC	6/29/2020	—	831	—	(15)
Genesis Acquisition Co. (dba ProCare Software)	7/31/2020	—	2,500	—	(63)
Total 2nd Lien/Senior Secured Debt		$—	$4,147	$—	$(86)
Total		$87,427	$128,229	$(3,147)	$(2,351)

(1)

Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2)	Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.
(3)	The fair value is reflected as investments, at fair value on the Consolidated Statements of Assets and Liabilities.

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

9.	NET ASSETS

Capital Drawdowns

The following table summarizes the total shares issued and proceeds received related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received
For the Six Months Ended June 30, 2020
February 24, 2020	3,282,464	$61,806
Total capital drawdowns	3,282,464	$61,806

For the Six Months Ended June 30, 2019
March 25, 2019	4,286,182	$82,610
June 27, 2019	2,179,196	41,545
Total capital drawdowns	6,465,378	$124,155

Distributions

The following table reflects the distributions declared on shares of the Company’s common stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2020
February 27, 2020	March 16, 2020	April 30, 2020	$0.43

For the Six Months Ended June 30, 2019
February 28, 2019	March 15, 2019	April 30, 2019	$ 0.43
May 9, 2019	June 14, 2019	July 31, 2019	0.43

10.EARNINGS (LOSS) PER SHARE

The following information sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net increase (decrease) in net assets resulting from operations	$57,671	$15,596	$(6,077)	$23,249
Weighted average shares outstanding	53,844,947	47,386,851	52,871,029	45,373,734
Basic and diluted earnings (loss) per share	$1.07	$0.33	$(0.11)	$0.51

Diluted earnings (loss) per share equal basic earnings (loss) per share because there were no common share equivalents outstanding during the period presented.

11.	FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Data:(1)
NAV, beginning of period	$18.69	$19.07
Net investment income (loss)	1.00	0.80
Net realized and unrealized gains (losses)(2)	(1.11)	(0.23)
Income tax provision, realized and unrealized gains	0.00 (6)	(0.01)
Net increase (decrease) in net assets resulting from operations(2)	(0.11)	0.56
Distributions declared from net investment income	(0.43)	(0.86)
Total increase (decrease) in net assets	(0.54)	(0.30)
NAV, end of period	$18.15	$18.77
Shares outstanding, end of period	53,844,947	49,470,258
Weighted average shares outstanding	52,871,029	45,373,734
Total return based on NAV(3)	(0.59)%	2.94%
Ratio/Supplemental Data:
Net assets, end of period	$977,365	$928,731
Ratio of net expenses to average net assets(4)	5.14%	7.02%
Ratio of expenses (without incentive fees and interest and other debt expenses) to net assets(4)	2.22%	2.12%
Ratio of interest and other debt expenses to average net assets(4)	2.92%	2.23%
Ratio of incentive fees to average net assets(4)	—%	2.67%
Ratio of total expenses to average net assets(4)	5.14%	7.02%
Ratio of net investment income (loss) to average net assets(4)	11.53%	8.58%
Average debt outstanding	$786,437	$381,657
Average debt per share(5)	$14.87	$8.41
Portfolio turnover	7%	9%
(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period, except for distributions declared, which reflects the actual amount of distributions declared per share for the applicable period.

(2)	The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of the distribution.
(3)	Total return based on NAV is calculated as the change in NAV per share during the period plus dividends declared per share, divided by the beginning NAV per share.
(4)	Annualized except for certain operating expenses, as applicable.
(5)	Average debt per share is calculated as average debt outstanding divided by the weighted average shares outstanding during the applicable period.
(6)	Amount rounds to less than $0.00.

12.PENDING MERGER WITH GS BDC

On December 9, 2019, the Company entered into the Original Merger Agreement with GS BDC, Merger Sub, and GSAM. Due to the volatility of the market price of GS BDC Common Stock precipitated by the COVID-19 pandemic, it became unclear whether a closing condition in the Original Merger Agreement that required the Company’s stockholders to receive shares of GS BDC Common Stock that have a market value in excess of the Company’s NAV would be satisfied. As a result, on June 11, 2020, the Parties entered into the Amended and Restated Merger Agreement  to, among other things, change the consideration to be paid to the Company’s stockholders from 0.9939 shares of GS BDC Common Stock for each share of the Company’s common stock under the Original Merger Agreement to NAV for NAV (i.e., a number of shares of GS BDC Common Stock with a NAV equal to the NAV per share of the Company’s common stock (such number of shares of GS BDC Common Stock, the “Exchange Ratio”), in each case determined no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the First Merger (the “Merger Consideration”).

The Amended and Restated Merger Agreement provides that, subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and, immediately thereafter, the Company will merge with and into GS BDC, with GS BDC continuing as the surviving company. The parties to the Amended and Restated Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive a number of shares of GS BDC Common Stock equal to the Exchange Ratio. No fractional shares of GS BDC Common Stock will be issued, and holders of the Company’s common stock will receive cash in lieu of fractional shares.

The Amended and Restated Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and GS BDC’s businesses during the period prior to the closing of the Merger (the “Closing”). The Company and GS BDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of the Company’s and GS BDC’s stockholders, respectively, and the boards of directors of the Company and GS BDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The directors of GS BDC immediately prior to the First Merger will remain the directors of GS BDC and will hold office until their respective successors are duly elected and qualify, or their earlier death, resignation or removal. Notwithstanding the foregoing, upon the consummation of the Merger, (i) the GS BDC board of directors (the “GS BDC Board”) will expand the size of the GS BDC Board to eight (8) directors and will appoint our independent directors (the “MMLC Independent Directors”) as of June 11, 2020 who are also members of the Board of Directors as of the date of the Closing (the “Closing Date”) to the GS BDC Board (the “MMLC Designated Directors”), and (ii) the MMLC Designated Directors will be apportioned among Class I (to serve until the 2021 annual meeting of stockholders) and Class II (to serve until the 2022 annual meeting of stockholders) of the GS BDC Board. In addition, the GS BDC Board will appoint the chairman of the Audit Committee of the Company as of the Closing Date to serve as the chairman of the Audit Committee of GS BDC, effective as of the Closing Date. The officers of GS BDC immediately prior to the Merger will remain the officers of GS BDC and will hold office until their respective successors are duly appointed and qualify, or their earlier death, resignation or removal.

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

The Amended and Restated Merger Agreement provides that neither the Company nor GS BDC may solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, each of the Board of Directors and the GS BDC Board may, subject to certain conditions, change its recommendation to the applicable stockholders or, terminate the Amended and Restated Merger Agreement and enter into an agreement with respect to, in the case of the Company, a “MMLC Superior Proposal” or, in the case of GS BDC, a “GS BDC Superior Proposal” (each as defined in the Amended and Restated Merger Agreement) if it determines in its reasonable good faith judgment, after consultation with its outside legal counsel and on the recommendation of the applicable special committee (the “Special Committee”), that the failure to take such action would be reasonably likely to breach its fiduciary duty under applicable law (taking into account any changes to the Amended and Restated Merger Agreement proposed by GS BDC or the Company, as applicable).

Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of calendar year 2020, is subject to certain closing conditions, including (a) approval by GS BDC’s stockholders of each of (i) the Amended and Restated Merger Agreement, (ii) the Amended and Restated GS BDC Charter, and (iii) the issuance of shares of GS BDC Common Stock pursuant to the Amended and Restated Merger Agreement and (b) approval by the Company’s stockholders  of each of (i) the Amended and Restated Merger Agreement and (ii) the Amended and Restated GS BDC Charter.

13.SUBSEQUENT EVENTS

Subsequent events after the Consolidated Statements of Assets and Liabilities date have been evaluated through the date the unaudited consolidated financial statements were issued. Other than items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On July 13, 2020, GS BDC filed an amended registration statement on Form N-14, which included a joint proxy statement of the Company and GS BDC and a prospectus of GS BDC.  The registration statement on Form N-14 was declared effective by the SEC on July 31, 2020.  On August 4, 2020, GS BDC filed its final joint proxy statement/prospectus on Form 497, which will be mailed on or about August 11, 2020 to GS BDC’s stockholders of record as of August 3, 2020. Special meetings for each of the Company's and GS BDC's stockholders are scheduled for October 2, 2020 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a specialty finance company focused on lending to middle-market companies. We are a closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated, and expect to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2017. From our commencement of operations on January 11, 2017 through June 30, 2020, we have originated $2.32 billion in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments. We seek to generate current income and, to a lesser extent, capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, including last out portions of such loans, and second lien debt, and unsecured debt, including mezzanine debt, as well as through select equity investments. “Unitranche” loans are first lien loans that may extend deeper in a company’s capital structure than traditional first lien debt and may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In a number of instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case, the “first out” portion of the loan would generally receive priority with respect to payment of principal, interest and any other amounts due thereunder over the “last out” portion that we would continue to hold. In exchange for the greater risk of loss, the “last out” portion generally earns a higher interest rate than the “first-out” portion. We use the term “mezzanine” to refer to debt that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We may make multiple investments in the same portfolio company.

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

Pending Merger with GS BDC

On December 9, 2019, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Goldman Sachs BDC, Inc., a Delaware corporation (“GS BDC”), Evergreen Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GS BDC (“Merger Sub”), and GSAM, a Delaware limited partnership and investment adviser to each of the Company and GS BDC (together with us,

GS BDC and Merger Sub, the “Parties”). Due to the volatility of the market price of GS BDC’s common stock (“GS BDC Common Stock”) precipitated by the COVID-19 pandemic, it became unclear whether a closing condition in the Original Merger Agreement that required our stockholders to receive shares of GS BDC Common Stock that have a market value in excess of our net asset value (“NAV”) would be satisfied. As a result, on June 11, 2020, the Parties amended and restated the Original Merger Agreement in its entirety (as amended and restated, the “Amended and Restated Merger Agreement”) to, among other things, change the consideration to be paid to our stockholders from 0.9939 shares of GS BDC Common Stock for each share of our common stock under the Original Merger Agreement to NAV for NAV (i.e., a number of shares of GS BDC Common Stock with a NAV equal to the NAV per share of our common stock (such number of shares of GS BDC Common Stock, the “Exchange Ratio”), in each case determined no earlier than 48 hours (excluding Sundays and holidays) prior to the effective time of the First Merger (as defined below)) (the “Merger Consideration”).

The Amended and Restated Merger Agreement provides that, on the terms and subject to the conditions set forth in the Amended and Restated Merger Agreement, Merger Sub will merge with and into us, and we will continue as the surviving company and, immediately thereafter, we will merge with and into GS BDC, with GS BDC continuing as the surviving company. Consummation of the Merger, which is currently anticipated to occur during the fourth quarter of calendar year 2020, is subject to certain closing conditions, including (a) approval by GS BDC’s stockholders of each of (i) the Amended and Restated Merger Agreement, (ii) the Amended and Restated GS BDC Charter, and (iii) the issuance of shares of GS BDC Common Stock pursuant to the Amended and Restated Merger Agreement and (b) approval by our stockholders  of each of (i) the Amended and Restated Merger Agreement and (ii) the Amended and Restated GS BDC Charter. Solely in the event that the Merger is consummated, GSAM will reimburse each of us and GS BDC, in each case in an amount of up to $4.00 million, for all fees and expenses incurred and payable by us or GS BDC, in connection with or related to the Merger (including all documented fees and expenses of counsel, accountants, experts and consultants to us or our Special Committee, on the one hand, or GS BDC or its Special Committee, on the other hand).  In addition, solely in the event that the Merger is consummated, but prior to the closing, the Board of Directors will declare a distribution of $75.00 million to our stockholders relating to the pre-Closing period, subject to our compliance with all applicable regulatory requirements and covenants contained in debt agreements to which we are party or subject (the “MMLC Distribution”).

For further information, see Note 12 “Pending Merger with GS BDC” to our consolidated financial statements included in this report and our final joint proxy statement/prospectus on Form 497, filed with the SEC on August 4, 2020.

Impact of COVID-19 Pandemic

Governments around the world remain highly focused on mitigating the risk of further spread of COVID-19 and continue to manage their response to the crisis, which has included measures such as quarantines, travel restrictions and business curtailments. COVID-19 has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity and our portfolio companies’ results of operations and by extension our operating results. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, our portfolio companies’ results of operations and by extension our operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Our investment portfolio continues to be focused on industries and sectors that are generally expected to be more durable than industries and sectors that are more prone to economic cycles The largest five industries in our investment portfolio as of June 30, 2020 are Health Care Technology, Interactive Media & Services, Software, Health Care Providers & Services, and IT Services. As of June 30, 2020, 3.9% of our investment portfolio at fair value is in Hotels, Restaurants and Leisure, Textiles, Apparel and Luxury Goods, Oil, Gas and Consumable Fuels, Airlines, and Multi-line and Specialty Retail industries, industries which may be significantly adversely impacted by COVID-19, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  Business disruption experienced by our portfolio companies may reduce, over time, the amount of interest and dividend income that we receive from our investments companies and may require us to contribute additional capital to such portfolio companies. We may need to restructure our investments in some portfolio companies, which could result in reduced interest payments from or permanent impairments of our investments, and could result in the restructuring of certain of our investments from income paying investments into non-income paying equity investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to our debt obligations and distribution payments to our stockholders. As a result, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.

In response to the COVID-19 pandemic, Goldman Sachs activated and has continued to execute on its business continuity planning (the “BCP”) strategy. Goldman Sachs’ priority has been to safeguard its employees and to ensure continuity of business operations. Goldman Sachs has a central team that continues to manage its COVID-19 response, which is led by its chief administrative officer and chief medical officer. As a result of the execution of Goldman Sachs’ BCP, the vast majority of its employees continue to work remotely. Goldman Sachs has been focused on establishing policies and protocols that will enable a phased return to office, taking into account the readiness of people, communities and facilities. Our systems and infrastructure have continued to support our business operations. We have maintained regular and active communication across senior management, the rest of our private credit group and our board of directors (the “Board of Directors”). Furthermore, we have ongoing dialogues with our vendors to ensure they continue to meet our criteria for business continuity.

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

Expenses

Our primary operating expenses include the payment of the management fee (the “Management Fee”) and the incentive fee (the “Incentive Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating and overhead related expenses. The Management Fee and Incentive Fee compensate our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other expenses of our operations and transactions in accordance with our investment management agreement (the “Investment Management Agreement”) and administration agreement (the “Administration Agreement”), including:

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) consisted of the following:

	As of
	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value	Amortized Cost	Fair Value	Percentage of Total Portfolio at Fair Value
	($ in millions)			($ in millions)
First Lien/Senior Secured Debt	$1,335.59	$1,288.22	76.9%	$1,272.05	$1,266.49	75.2%
First Lien/Last-Out Unitranche	100.70	99.42	5.9	100.83	100.80	6.0
Second Lien/Senior Secured Debt	299.30	259.52	15.5	311.93	294.16	17.5
Preferred Stock	7.20	14.38	0.9	7.20	10.14	0.6
Common Stock	10.38	14.23	0.8	10.38	11.57	0.7
Warrants	1.17	—	—	—	—	—
Total Investments	$1,754.34	$1,675.77	100.0%	$1,702.39	$1,683.16	100.0%

The weighted average yield of our portfolio by asset type (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.), at amortized cost and fair value, was as follows:

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	7.9%	8.9%	8.7%	8.7%
First Lien/Last-Out Unitranche(2)(3)	9.2	10.0	10.1	10.1
Second Lien/Senior Secured Debt(2)	9.4	12.3	10.7	11.8
Preferred Stock(4)	—	—	—	—
Common Stock(4)	—	—	—	—
Warrants(4)	—	—	—	—
Total Portfolio	8.1%	9.3%	9.0%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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
(4)

Computed based on (a) the stated coupon rate, if any, for each income-producing investment, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value.

As of June 30, 2020, the total portfolio weighted average yield measured at amortized cost and fair value was 8.2% and 9.3%, as compared to 9.0% and 9.2%, at December 31, 2019. Within Second Lien/Senior Secured Debt, the decrease in weighted average yield at amortized cost was primarily driven by one investment placed on non-accrual status.

The following table presents certain selected information regarding our investment portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	June 30, 2020	December 31, 2019
Number of portfolio companies	83	81
Percentage of performing debt bearing a floating rate(1)	99.4%	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	0.6%	—%
Weighted average leverage (net debt/EBITDA)(3)	5.7x	5.9x
Weighted average interest coverage(3)	2.6x	2.3x
Median EBITDA(3)	$36.76 million	$40.25 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2020 and December 31, 2019, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 33.99% and 30.4%, of total debt investments at fair value. Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the respective reported end date. Portfolio company statistics have not been independently verified by us and may reflect a normalized or adjusted amount.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

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

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.) on the 1 to 4 grading scale:

	As of
	June 30, 2020		December 31, 2019
Investment Performance Rating	Fair Value	Percentage of Total Portfolio at Fair Value	Fair Value	Percentage of Total Portfolio at Fair Value
	(in millions)		(in millions)
Grade 1	$—	—%	$17.83	1.0%
Grade 2	1,469.69	87.7	1,643.87	97.7
Grade 3	206.09	12.3	21.46	1.3
Grade 4	—	—	—	—
Total Investments	$1,675.78	100.0%	$1,683.16	100.0%

The decrease in investments with a grade 1 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily due to the repayment of investments with an aggregate fair value of $17.83 million. The increase in investments with a grade 3 investment performance rating as of June 30, 2020 compared to December 31, 2019 was primarily driven by increased market volatility, economic disruption and wider credit spreads resulting from the recent COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy. Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly. For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “ —Impact of COVID-19 Pandemic.”

The following table shows the amortized cost of our performing and non-accrual investments (excluding our investment in a money market fund, if any, managed by an affiliate of Group Inc.):

	As of
	June 30, 2020		December 31, 2019
	Amortized Cost	Percentage of Total Portfolio at Amortized Cost	Amortized Cost	Percentage of Total Portfolio at Amortized Cost
	(in millions)		(in millions)
Performing	$1,742.49	99.3%	$1,702.39	100.0%
Non-accrual	11.85	0.7%	—	—
Total Investments	$1,754.34	100.0%	$1,702.39	100.0%

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

The following table shows our investment activity by investment type:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
	($ in millions)
New investments committed at cost:
Gross originations	$0.57	$179.11
Less: Syndications(1)	—	—
Net amount of new investments committed at cost:	$0.57	$179.11
Amount of investments committed at cost(2):
First Lien/Senior Secured Debt	$0.57	$171.60
Second Lien/Senior Secured Debt	—	7.51
Total	$0.57	$179.11
Proceeds from investments sold or repaid(9):
First Lien/Senior Secured Debt	$5.86	$85.87
First Lien/Last-Out Unitranche	0.28	0.11
Second Lien/Senior Secured Debt	14.60	0.09
Total	$20.74	$86.07
Net increase (decrease) in portfolio	$(20.17)	$93.04
Number of new portfolio companies with new investment commitments(3)	1	5
Total new investment commitment amount in new portfolio companies(3)	$0.47	$140.19
Average new investment commitment amount in new portfolio companies(3)	$0.47	$28.04
Number of existing portfolio companies with new investment commitments(3)	1	7
Total new investment commitment amount in existing portfolio companies(3)	$0.10	$38.92
Weighted average remaining term for new investment commitments (in years)(3)(4)	6.3	6.0
Percentage of new debt investment commitments at floating interest rates(3)(10)	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)(10)	—%	—%
Weighted average yield on new debt and income producing investment commitments(2)(3)(5)	9.1%	9.1%
Weighted average yield on new investment commitments(2)(3)(6)	9.1%	9.1%
Weighted average yield on debt and income producing investments sold or paid down(7)(9)	9.2%	10.0%
Weighted average yield on investments sold or paid down(8)(9)	9.2%	10.0%

(1)	Only includes syndications, if any, that occurred at the initial close of the investment.
(2)	Net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial close of the investment.
(3)	May include positions originated during the period but not held at the reporting date.
(4)	Calculated as of the end of the relevant period and the maturity date of the individual investments.
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

(9)	Excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(10)	Computed based on amount of investments committed at cost.

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Total investment income	$37.97	$35.78	$77.69	$66.29
Net expenses	11.79	15.28	24.68	30.00
Net investment income before taxes	26.18	20.50	53.01	36.29
Income tax expense (benefit), including excise tax	—	0.01	—	—
Net investment income after taxes	26.18	20.49	53.01	36.29
Net realized gain (loss) on investments	—	(10.56)	0.22	(10.56)
Net realized gain (loss) on foreign currency transactions	0.04	0.04	0.08	0.05
Net unrealized appreciation (depreciation) on investments	32.61	6.66	(59.33)	(2.65)
Net unrealized appreciation (depreciation) on foreign currency forward contracts and translations	(1.07)	(0.79)	(0.08)	0.46
Income tax (provision) benefit, realized and unrealized gain/loss	(0.09)	(0.24)	0.02	(0.34)
Net increase (decrease) in net assets resulting from operations	$57.67	$15.60	$(6.08)	$23.25

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio.

Investment Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest	$37.59	$35.17	$76.95	$65.22
Dividend income	0.05	0.06	0.06	0.09
Other income	0.33	0.55	0.68	0.98
Total investment income	$37.97	$35.78	$77.69	$66.29

Interest

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $35.17 million for the three months ended June 30, 2019 to $37.59 million for the three months ended June 30, 2020, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,415.35 million as of June 30, 2019 to $1,872.12 million as of June 30, 2020. Included in interest for the three months ended June 30, 2020 and 2019 is $0.15 million and $1.14 million, in prepayment premiums and $0.31 million and $1.11 million, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Interest income from investments, which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts, increased from $65.22 million for the six months ended June 30, 2019 to $76.95 million for the six months ended June 30, 2020, primarily due to an increase in recurring interest income, which resulted primarily from an increase in the size of our portfolio. The amortized cost of the portfolio increased from $1,415.35 million as of June 30, 2019 to $1,872.12 million as of June 30, 2020.Included in interest for the six months ended June 30, 2020 and 2019 is $0.15 million and $1.21 million, respectively, in prepayment premiums and $0.89 million and $1.23 million, respectively, in accelerated accretion of upfront loan origination fees and unamortized discounts.

Dividend and other income

Dividend and other income for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019.

Expenses

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Interest and other debt expenses	$6.15	$5.06	$13.60	$9.47
Management fees	3.52	3.43	7.03	6.66
Incentive fees	—	5.37	—	11.34
Professional fees	1.08	0.45	2.02	0.74
Administration, custodian and transfer agent fees	0.59	0.55	1.16	1.07
Directors’ fees	0.11	0.11	0.21	0.21
Other expenses	0.34	0.31	0.66	0.51
Total expenses	$11.79	$15.28	$24.68	$30.00

Interest and other debt expenses

Interest and other debt expenses increased from $5.06 million for the three months ended June 30, 2019 to $6.15 million for the three months ended June 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $408.02 million to $839.79 million, partially offset by a decrease in the weighted average interest rate for the Truist Revolving Credit Facility from 4.46% to 2.77%.

Interest and other debt expenses increased from $9.47 million for the six months ended June 30, 2019 to $13.60 million for the six months ended June 30, 2020. This was primarily due to an increase in the average aggregate daily borrowings from $381.66 million to $786.44 million, partially offset by a decrease in the weighted average interest rate for the Truist Revolving Credit Facility from 4.44% to 3.26%.

Management Fees and Incentive Fees

Management Fees for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019. The accrual for Incentive Fees based on income decreased from $5.37 million and $11.34 million for the three and six months ended June 30, 2019 to $0.00 for both the three and six months ended June 30, 2020 as a result of an increase in accumulated unrealized depreciation in our portfolio.

Professional fees and other general and administrative expenses

Professional fees increased from $0.45 million and $0.74 million for the three and six months ended June 30, 2019 to $1.08 million and $2.02 million for the three and six months ended June 30, 2020 primarily driven by expenses incurred from our pending Merger with GS BDC. Other general and administrative expenses for the three and six months ended June 30, 2020 remained relatively consistent as compared to the three and six months ended June 30, 2019.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation) on Investments

The realized gains and losses on fully exited and partially exited investments in portfolio companies consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Country Fresh Holding Company Inc.	$—	$(10.55)	$—	$(10.55)
Gastro Health Holdco, LLC	—	—	0.12	—
The Center for Orthopedic and Research Excellence, Inc. (dba HOPCo)	—	—	0.10	—
Other, net	—	(0.01)	—	(0.01)
Net realized gain (loss)	$(0.00)	$(10.56)	$0.22	$(10.56)

For the three and six months ended June 30, 2019, net realized losses were primarily driven by our investment in Country Fresh Holding Inc. whereby, in April 2019, we exchanged our second lien debt for common equity, which resulted in a realized loss of $10.55 million.

Any changes in fair value are recorded in change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to “Note 2 “Significant Accounting Policies—Investments” in our consolidated financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	($ in millions)
Unrealized appreciation	$45.71	$15.84	$14.70	$7.84
Unrealized depreciation	(13.10)	(9.18)	(74.03)	(10.49)
Net change in unrealized appreciation (depreciation) on investments	$32.61	$6.66	$(59.33)	$(2.65)

The change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
	($ in millions)
Portfolio Company:
Zep Inc.	$7.60	$4.53
Wine.com, LLC	3.40	3.04
Odyssey Logistics & Technology Corporation	2.83	(4.43)
Empirix, Inc.	2.14	1.46
Wrike, Inc.	2.00	3.31
CST Buyer Company (dba Intoxalock)	0.58	(2.35)
HS4 AcquisitionCo, Inc. (dba HotSchedules & Fourth)	0.55	(2.63)
Accuity Delivery Systems, LLC	0.43	1.56
Convene 237 Park Avenue, LLC (dba Convene)	(0.03)	(5.23)
BJH Holdings III Corp. (dba Jack’s Family Restaurants)	(0.30)	(0.64)
Apptio, Inc.	(0.41)	(0.94)
ConnectWise, LLC	(0.42)	(0.57)
SF Home Décor, LLC (dba SureFit Home Décor)	(0.45)	(1.51)
Chase Industries, Inc. (dba Senneca Holdings)	(9.66)	(11.81)
Other, net (1)	24.35	(43.12)
Total	$32.61	$(59.33)

(1)

For the three and six months ended June 30, 2020, other, net includes gross unrealized appreciation of $26.18 million and $0.80 million, respectively, and gross unrealized depreciation of $(0.66) million and $(42.75) million, respectively.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2020 continued to be impacted by the COVID-19 pandemic, however economic indicators generally improved as the quarter progressed, following significant declines in the first quarter, as businesses began to reopen and the government continued to maintain liquidity in the capital markets and provide fiscal stimulus to support the economy.  Given the unprecedented nature of COVID-19, the operating environment of our portfolio companies is evolving rapidly.  For further discussion of the impact of the COVID-19 pandemic on our portfolio, please see “—Impact of COVID-19 Pandemic.”  In addition, the net change in unrealized depreciation was driven by the unrealized depreciation in one of the investments in Chase Industries, Inc., which was placed on non-accrual status due to its capital condition.

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

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
	($ in millions)
Portfolio Company:
Country Fresh Holding Company Inc.	$10.40	1.79
Fenergo Finance 3 Limited	0.72	0.06
Wrike, Inc.	0.60	1.06
DocuTAP, Inc.	0.51	0.51
Accuity Delivery Systems, LLC	0.43	0.97
Other, net(1)	1.96	0.89
Continuum Managed Services LLC - Class B	0.37	0.89
SPay, Inc.	(0.02)	(0.28)
Viant Medical Holdings, Inc.	(0.21)	0.14
GlobalTranz Enterprises LLC	(0.26)	(0.26)
Empirix, Inc.	(0.77)	(0.79)
Datto, Inc.	(0.85)	(0.48)
Zep Inc.	(6.22)	(7.15)
Total	$6.66	$(2.65)

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

As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 200% after such borrowing (or 150% if certain requirements are met). See “—Key Components of Operations – Leverage.” As of June 30, 2020 and December 31, 2019, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 216% and 228%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through signed commitment letters which may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

As of June 30, 2020, we had cash of approximately $18.46 million, an increase of $5.06 million from December 31, 2019. In addition, as of June 30, 2020, we had an investment in a money market fund managed by an affiliate of Group Inc. of $117.79 million. Cash used by operating activities for the six months ended June 30, 2020 was approximately $122.78 million, primarily driven by net purchases of investments of $47.13 million, net purchases of investments in the affiliated money market fund of $117.79 million, a decrease in net assets resulting from operations of $6.08 million, offset by other operating activities of $48.22 million. Cash provided by financing activities for the six months ended June 30, 2020 was approximately $127.84 million, primarily driven by proceeds from the issuance of common stock of $61.81 million, net borrowings on debt of $110.89 million, offset by distributions paid of $44.43 million.

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

We had aggregate capital commitments and undrawn capital commitments from investors as follows:

	June 30, 2020			December 31, 2019
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.65	$—	100%	$1,034.99	$62.15	94%

The following table summarizes the total common shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2020
February 24, 2020	3,282,464	$61.81
Total capital drawdowns	3,282,464	$61.81

For the Six Months Ended June 30, 2019
March 25, 2019	4,286,182	$82.61
June 27, 2019	2,179,196	41.55
Total capital drawdowns	6,465,378	$124.16

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Payments under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, are equal to (1) a percentage of our average NAV and (2) an Incentive Fee based on investment performance. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company has agreed to furnish us with the administrative services necessary to conduct our day-to-day operations, we pay our administrator such fees as may be agreed between us and our administrator that we determine are commercially reasonable in our sole discretion. Generally, either party may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party.

The following table shows our contractual obligations as of June 30, 2020:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Truist Revolving Credit Facility	$787.00	$—	$787.00	$—	$—
Truist Revolving Credit Facility	€47.95	€—	€47.95	€—	€—

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

OFF-BALANCE SHEET ARRANGEMENTS

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2020	December 31, 2019
	(in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$87.43	$124.08
First Lien/Last-Out Unitranche	-	-
Second Lien/Senior Secured Debt	-	4.15
Total	$87.43	$128.23

As of June 30, 2020, we had aggregate Commitments and undrawn Commitments from investors as follows:

	June 30, 2020
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Stock	$1,034.65	$—	100%

RECENT DEVELOPMENTS

We generally expect to pay quarterly distributions to our stockholders out of assets legally available for distribution. For the quarter ending September 30, 2020, we did not declare a distribution, reflecting our desire to increase our net equity capital position. For a description of our distribution policy, see Note 2 “Significant Accounting Policies – Distributions” to our consolidated financial statements included in this report. For a discussion of the MMLC Distribution, see “Overview – Pending Merger with GS BDC”.

On July 13, 2020, GS BDC filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GS BDC and a prospectus of GS BDC.  The registration statement on Form N-14 was declared effective by the SEC on July 31, 2020. On August 4, 2020, GS BDC filed its final joint proxy statement/prospectus on Form 497, which will be mailed on or about August 11, 2020 to GS BDC’s stockholders of record as of August 3, 2020. Special meetings for each of ours and GS BDC's stockholders are scheduled for October 2, 2020 to vote on the matters described in the joint proxy statement/prospectus as required by the Merger Agreement.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2020 and December 31, 2019, on a fair value basis, approximately 0.6% and 0%, of our performing debt investments bore interest at a fixed rate (including income producing preferred stock investments), and approximately 99.4% and 100%, of our performing debt investments bore interest at a floating rate. Our borrowings under the Truist Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2020 balance sheet, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2020 Basis Point Change	Interest Income	Interest Expense	Net Income
( in millions)
Up 300 basis points	$30.08	$(23.40)	$6.68
Up 200 basis points	16.95	(15.60)	1.35
Up 100 basis points	3.89	(7.80)	(3.91)
Up 75 basis points	0.90	(5.85)	(4.95)
Up 50 basis points	0.26	(3.90)	(3.64)
Up 25 basis points	0.13	(1.95)	(1.82)
Down 25 basis points	(0.11)	1.27	1.16
Down 50 basis points	(0.12)	1.27	1.15
Down 75 basis points	(0.13)	1.27	1.14
Down 100 basis points	(0.13)	1.27	1.14
Down 200 basis points	(0.13)	1.27	1.14
Down 300 basis points	(0.13)	1.27	1.14

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, may also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. Such events have adversely impacted, and may continue to adversely impact, our portfolio companies and markets and economies over the short- and long-term, including in ways that cannot necessarily be foreseen. We have been, and may continue to be, negatively impacted if the value of our portfolio company holdings were further harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions and events have disrupted, and could continue to disrupt, the processes necessary for our operations. This has created, and may continue to create, widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have begun to lift the public health restrictions with a view to reopening their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the U.S. and other major markets. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees, (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies.  Further, even after the pandemic subsides, the U.S. economy, as well as most other major global economies may continue to experience a recession, and we anticipate our business could be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. In many instances, the impact will be adverse and profound. For example, middle market companies in which we may invest are being significantly impacted by these emerging events and the uncertainty caused by these events. The effects of a public health emergency may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements, under the 1940 Act, (v) our ability to maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

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

Significant changes or volatility in the capital markets have negatively affected, and may continue to negatively affect the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and other global economic conditions, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. While the Federal Reserve recently decreased its federal funds target rate in response to the COVID-19 pandemic, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

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

The market value of the Merger Consideration may vary from the closing price of GS BDC Common Stock on the date the Merger was announced, on the date that the joint proxy statement/prospectus was mailed to stockholders, on the date of our special meeting of stockholders (the “MMLC Special Meeting”) or the date of GS BDC’s special meeting of stockholders (the “GS BDC Special Meeting”) and on the date the Merger is completed and thereafter. Any change in the market price of GS BDC Common Stock prior to completion of the Merger will affect the market value of the Merger Consideration that our stockholders will receive upon completion of the Merger.

Accordingly, at the time of the MMLC Special Meeting, our stockholders will not know or be able to calculate the market price of the Merger Consideration they would receive upon completion of the Merger. Neither we nor GS BDC is permitted to terminate the Amended and Restated Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of GS BDC Common Stock.

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

Closing sales prices of GS BDC Common Stock as reported on NYSE for the quarter ended March 31, 2020, ranged from a low of $8.38 to a high of $22.45 and for the quarter ended June 30, 2020, ranged from a low of $11.40 to a high of $18.09. However, historical trading prices are not necessarily indicative of future performance. You should obtain current market quotations for shares of GS BDC Common Stock prior to the special meetings.

Sales of shares of GS BDC Common Stock after the completion of the Merger may cause the market price of GS BDC Common Stock to decline.

Based on the number of outstanding shares of our common stock as of June 30, 2020, GS BDC would issue approximately [•] million shares of GS BDC Common Stock to our stockholders who acquire shares of GS BDC Common Stock in the Merger (each, an “Affected Stockholder”) pursuant to the Amended and Restated Merger Agreement. Subject to compliance with the lock-up provisions of the Amended and Restated GS BDC Charter, the Affected Stockholders may decide not to hold the shares of GS BDC Common Stock that they will receive pursuant to the Amended and Restated Merger Agreement. Without the prior consent of the GS BDC Board:

•

for 90 days following the date of filing of the Amended and Restated GS BDC Charter (the “Filing Date”), an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement.

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

In addition, certain of our stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of GS BDC Common Stock that they receive pursuant to the Amended and Restated Merger Agreement. In addition, GS BDC stockholders may decide not to hold their shares of GS BDC Common Stock after completion of the Merger. In each case, such sales of GS BDC Common Stock could have the effect of depressing the market price for GS BDC Common Stock and may take place promptly following the completion of the Merger and, to the extent applicable, the expiration of the relevant lock-up periods.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests prior to the Merger. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over our management and policies.

If the Merger were consummated as of March 31, 2020 based on the pro forma number of shares of GS BDC Common Stock to be issued and outstanding on the Closing Date, GS BDC stockholders would own approximately 41.3% of the outstanding GS BDC Common Stock and our stockholders would own approximately 58.7% of the outstanding GS BDC Common Stock. In addition, prior to completion of the Merger, subject to certain restrictions in the Amended and Restated Merger Agreement, we and GS BDC may each issue additional shares of our common stock and GS BDC Common Stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our stockholders. After completion of the Merger, GS BDC may issue additional shares of GS BDC Common Stock at prices below GS BDC Common Stock’s then-current NAV per share, subject to certain restrictions under the 1940 Act, including stockholder approval of such issuance. The issuance or sale by GS BDC of shares of GS BDC Common Stock at a discount to NAV poses a risk of dilution to stockholders.

GS BDC may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of our investment portfolio with GS BDC’s and the integration of our business with GS BDC’s. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into GS BDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

GS BDC also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume GS BDC will be able to combine our operations and GS BDC’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if GS BDC is not able to successfully combine our investment portfolio or business with the operations of GS BDC, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Merger may trigger certain “change of control” provisions and other restrictions in our or GS BDC’s contracts or our affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain of our agreements or those of GS BDC or our affiliates, which may include agreements governing our or GS BDC’s indebtedness, will or may require the consent or waiver of one or more counterparties in connection with the Merger. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our or GS BDC’s obligations under, any such agreement because the Merger or other transactions contemplated by the Amended and Restated Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, GS BDC may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We and GS BDC cannot assure you that GS BDC will be able to replace or amend any such agreement on comparable terms or at all. If these types of provisions are triggered in agreements governing our or GS BDC’s indebtedness, the lender or holder of the debt instrument could accelerate repayment under such indebtedness and negatively affect GS BDC’s business, financial condition, results of operations and cash flows.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing GS BDC from operating a material part of our business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain of our or GS BDC’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The opinion delivered to the MMLC Special Committee from the financial advisor to the MMLC Special Committee will not reflect changes in circumstances between signing the Amended and Restated Merger Agreement and completion of the Merger.

The special committee of the Board of Directors (the “MMLC Special Committee”) has not obtained an updated opinion as of the date of this report from the financial advisor to the MMLC Special Committee and does not anticipate obtaining an updated opinion prior to the Closing Date. Changes in our operations and prospects, general market and economic conditions and other factors that may be beyond our control, and on which the MMLC Special Committee financial advisor’s opinion was based, may significantly alter our value or the price of shares of GS BDC Common Stock by the time the Merger is completed. The opinion does not speak as of the time the Merger will be completed or as of any date other than the date of such opinion. Because the MMLC Special Committee does not anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness from a financial point of view of the Exchange Ratio at the time the Merger is completed.

If the Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Merger may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed.

The termination of the Amended and Restated Merger Agreement could negatively impact us.

If the Amended and Restated Merger Agreement is terminated, there may be various consequences, including:

•

our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price GS BDC agreed to pay in the Merger.

The Amended and Restated Merger Agreement limits our ability to pursue alternatives to the Merger.

The Amended and Restated Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of us.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including certain approvals of our stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that our stockholders approve the Merger and the Amended and Restated GS BDC Charter may not be waived under applicable law and must be satisfied for the Merger to be completed. We currently expect that all our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at the MMLC Special Meeting. If our stockholders do not approve the Merger and the Amended and Restated GS BDC Charter and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. The closing condition that GS BDC stockholders approve the Merger, the Amended and Restated GS BDC Charter and the issuance of shares of GS BDC Common Stock pursuant to the Merger Agreement (the “Merger Stock Issuance”) may not be waived under applicable law and must be satisfied for the Merger to be completed. GS BDC currently expects that all directors and executive officers of GS BDC will vote their shares of GS BDC Common Stock in favor of the proposals presented at the GS BDC Special Meeting. If GS BDC stockholders do not approve each of the Merger, the Amended and Restated GS BDC Charter, and the Merger Stock Issuance and the Merger is not completed, the resulting failure of the Merger could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied.

We will be subject to operational uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on us and, consequently, on the combined company following completion of the Merger. These uncertainties may cause those that deal with us to seek to change their existing business relationships with us. In addition, the Amended and Restated Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Merger.

We and GS BDC may, to the extent legally allowed, waive one or more conditions to the Merger without resoliciting stockholder approval.

Certain conditions to our and GS BDC’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and GS BDC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Amended and Restated Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. The conditions requiring the approval of GS BDC stockholders and our stockholders, however, cannot be waived.

The shares of GS BDC Common Stock to be received by our stockholders as a result of the Merger will have substantially the same rights associated with them as shares of our common stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter.

The rights associated with GS BDC Common Stock to be received by our stockholders as a result of the Merger are substantially the same as the rights associated with the shares of our common stock currently held by them except for the transfer restrictions imposed by the Amended and Restated GS BDC Charter. Under the Amended and Restated GS BDC Charter, transfer restrictions will be imposed on the Affected Stockholders such that, without the consent of the Board:

•

for 90 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber any shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement;

•

for 180 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber two-thirds of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement; and

•

for 270 days following the Filing Date, an Affected Stockholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge, or otherwise dispose of or encumber one-third of the shares of GS BDC Common Stock acquired by the Affected Stockholder in connection with the Amended and Restated Merger Agreement.

The market price of GS BDC Common Stock after the Merger may be affected by factors different from those affecting GS BDC Common Stock currently.

Our and GS BDC’s businesses differ in some respects and, accordingly, the results of operations of the combined company and the market price of GS BDC Common Stock after the Merger may be affected by factors different from those currently affecting our and GS BDC’s independent results of operations, such as a larger stockholder base.

Accordingly, the historical trading prices and financial results of GS BDC may not be indicative of these matters for the combined company following the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the total common stock issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements:

Share Issue Date	Shares Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2020
February 24, 2020	3,282,464	$61.81
Total capital drawdowns	3,282,464	$61.81

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

2.1

Amended and Restated Agreement and Plan of Merger, by and among Goldman Sachs BDC, Inc., Goldman Sachs Middle Market Lending Corp., Evergreen Merger Sub Inc., and Goldman Sachs Asset Management, L.P., dated as of June 11, 2020 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55746), filed on June 11, 2020).

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

GOLDMAN SACHS MIDDLE MARKET LENDING CORP.

Date: August 10, 2020	/s/ Brendan McGovern
Brendan McGovern
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2020	/s/ Jonathan Lamm
Jonathan Lamm Chief Financial Officer and Treasurer (Principal Financial Officer)